Form 10-Q
period 2010-03-31
WHITNEY HOLDING CORP
filed 2010-05-10
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, 96,463,547 shares of the registrant’s no par value common stock were outstanding.

WHITNEY HOLDING CORPORATION

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31	December 31
(dollars in thousands)	2010	2009
	(Unaudited)
ASSETS
Cash and due from financial institutions	$198,912	$216,347
Federal funds sold and short-term investments	256,505	212,219
Loans held for sale	22,942	33,745
Investment securities
Securities available for sale	1,877,653	1,875,495
Securities held to maturity, fair values of $169,452 and $180,384, respectively	164,654	174,945
Total investment securities	2,042,307	2,050,440
Loans, net of unearned income	8,073,498	8,403,443
Allowance for loan losses	(223,890)	(223,671)
Net loans	7,849,608	8,179,772

Bank premises and equipment	226,105	223,142
Goodwill	435,678	435,678
Other intangible assets	12,621	14,116
Accrued interest receivable	33,277	32,841
Other assets	502,851	493,841
Total assets	$11,580,806	$11,892,141

LIABILITIES
Noninterest-bearing demand deposits	$3,298,095	$3,301,354
Interest-bearing deposits	5,663,862	5,848,540
Total deposits	8,961,957	9,149,894

Short-term borrowings	610,344	734,606
Long-term debt	199,722	199,707
Accrued interest payable	12,598	11,908
Accrued expenses and other liabilities	119,945	114,962
Total liabilities	9,904,566	10,211,077

SHAREHOLDERS' EQUITY
Preferred stock, no par value
Authorized, 20,000,000 shares; issued and outstanding, 300,000 shares	295,291	294,974
Common stock, no par value
Authorized - 200,000,000 shares
Issued - 96,959,728 and 96,947,377 shares, respectively	2,800	2,800
Capital surplus	618,392	617,038
Retained earnings	779,158	790,481
Accumulated other comprehensive loss	(6,704)	(11,532)
Treasury stock at cost - 500,000 shares	(12,697)	(12,697)
Total shareholders' equity	1,676,240	1,681,064
Total liabilities and shareholders' equity	$11,580,806	$11,892,141
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	March 31
(dollars in thousands, except per share data)	2010	2009
INTEREST INCOME
Interest and fees on loans	$100,130	$111,814
Interest and dividends on investment securities
Taxable securities	18,817	18,851
Tax-exempt securities	1,685	2,045
Interest on federal funds sold and short-term investments	179	178
Total interest income	120,811	132,888
INTEREST EXPENSE
Interest on deposits	11,420	17,506
Interest on short-term borrowings	276	1,278
Interest on long-term debt	2,486	2,489
Total interest expense	14,182	21,273
NET INTEREST INCOME	106,629	111,615
PROVISION FOR CREDIT LOSSES	37,500	65,000
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	69,129	46,615
NONINTEREST INCOME
Service charges on deposit accounts	8,482	9,836
Bank card fees	5,674	4,387
Trust service fees	2,908	2,966
Secondary mortgage market operations	1,882	1,835
Other noninterest income	9,301	10,242
Securities transactions	-	-
Total noninterest income	28,247	29,266
NONINTEREST EXPENSE
Employee compensation	39,044	38,592
Employee benefits	11,051	11,322
Total personnel	50,095	49,914
Net occupancy	9,945	9,676
Equipment and data processing	6,594	6,354
Legal and other professional services	5,232	4,687
Deposit insurance and regulatory fees	6,013	3,585
Telecommunication and postage	3,085	3,097
Corporate value and franchise taxes	1,698	2,371
Amortization of intangibles	1,495	2,590
Provision for valuation losses on foreclosed assets	3,088	717
Nonlegal loan collection and other foreclosed asset costs	3,173	1,259
Other noninterest expense	19,288	12,598
Total noninterest expense	109,706	96,848
INCOME (LOSS) BEFORE INCOME TAXES	(12,330)	(20,967)
INCOME TAX EXPENSE (BENEFIT)	(6,050)	(9,828)
NET INCOME (LOSS)	$(6,280)	$(11,139)
Preferred stock dividends	4,067	4,025
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(10,347)	$(15,164)
EARNINGS (LOSS) PER COMMON SHARE
Basic	$(.11)	$(.22)
Diluted	(.11)	(.22)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	96,534,425	67,465,497
Diluted	96,534,425	67,465,497
CASH DIVIDENDS PER COMMON SHARE	$.01	$.01
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Common		Accumulated
			Stock and		Other
(dollars and shares in thousands,	Preferred	Common	Capital	Retained	Comprehensive	Treasury
except per share data)	Stock	Shares	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2008	$293,706	67,345	$400,503	$869,918	$(25,952)	$(12,697)	$1,525,478
Comprehensive income (loss):
Net loss	-	-	-	(11,139)	-	-	(11,139)
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	-	6,765	-	6,765
Net change in prior service cost or credit and
net actuarial loss on retirement plans, net of tax	-	-	-	-	2,358	-	2,358
Total comprehensive income (loss)	-	-	-	(11,139)	9,123	-	(2,016)
Common stock dividends, $.01 per share	-	-	-	(649)	-	-	(649)
Preferred stock dividend and discount accretion	317	-	-	(2,109)	-	-	(1,792)
Common stock issued to dividend reinvestment plan	-	37	586	-	-	-	586
Employee incentive plan common stock activity	-	-	503	-	-	-	503
Director compensation plan common stock activity	-	8	(25)	-	-	-	(25)
Balance at March 31, 2009	$294,023	67,390	$401,567	$856,021	$(16,829)	$(12,697)	$1,522,085

Balance at December 31, 2009	$294,974	96,447	$619,838	$790,481	$(11,532)	$(12,697)	$1,681,064
Comprehensive income (loss):
Net loss	-	-	-	(6,280)	-	-	(6,280)
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	-	4,075	-	4,075
Net change in prior service cost or credit and
net actuarial loss on retirement plans, net of tax	-	-	-	-	753	-	753
Total comprehensive income (loss)	-	-	-	(6,280)	4,828	-	(1,452)
Common stock dividends, $.01 per share	-	-	-	(976)	-	-	(976)
Preferred stock dividend and discount accretion	317	-	-	(4,067)	-	-	(3,750)
Common stock issued to dividend reinvestment plan	-	5	49	-	-	-	49
Employee incentive plan common stock activity	-	-	1,296	-	-	-	1,296
Director compensation plan common stock activity	-	8	9	-	-	-	9
Balance at March 31, 2010	$295,291	96,460	$621,192	$779,158	$(6,704)	$(12,697)	$1,676,240

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31
(dollars in thousands)	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(6,280)	$(11,139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	5,222	5,311
Amortization of purchased intangibles	1,495	2,590
Share-based compensation earned	1,293	449
Premium amortization and discount accretion on securities, net	760	565
Provision for credit losses and losses on foreclosed assets	40,588	65,717
Net gains (losses) on asset dispositions	263	(505)
Deferred tax benefit	(3,844)	(13,573)
Net (increase) decrease in loans originated and held for sale	10,803	(18,151)
Net (increase) decrease in interest and other income receivable and prepaid expenses	(732)	5,288
Net increase (decrease) in interest payable and accrued income taxes and expenses	2,726	(13,151)
Other, net	(1,004)	2,156
Net cash provided by operating activities	51,290	25,557
INVESTING ACTIVITIES
Proceeds from maturities of investment securities available for sale	144,516	127,465
Purchases of investment securities available for sale	(136,319)	(38)
Proceeds from maturities of investment securities held to maturity	10,265	8,968
Net decrease in loans	275,890	83,185
Net (increase) decrease in federal funds sold and short-term investments	(44,286)	140,017
Proceeds from sales of foreclosed assets and surplus property	7,273	4,462
Purchases of bank premises and equipment	(8,053)	(5,062)
Other, net	(1,238)	(30,296)
Net cash provided by investing activities	248,048	328,701
FINANCING ACTIVITIES
Net increase (decrease) in transaction account and savings account deposits	(168,790)	36,408
Net decrease in time deposits	(19,116)	(85,480)
Net decrease in short-term borrowings	(124,262)	(368,390)
Proceeds from issuance of long-term debt	77	11,543
Repayment of long-term debt	(11)	(65)
Proceeds from issuance of common stock	49	586
Cash dividends on common stock	(973)	(11,189)
Cash dividends on preferred stock	(3,750)	(2,334)
Other, net	3	26
Net cash used in financing activities	(316,773)	(418,895)
Decrease in cash and cash equivalents	(17,435)	(64,637)
Cash and cash equivalents at beginning of period	216,347	299,619
Cash and cash equivalents at end of period	$198,912	$234,982

Cash received during the period for:
Interest income	$119,224	$136,283

Cash paid during the period for:
Interest expense	$13,541	$21,159
Income taxes	-	-

Noncash investing activities:
Foreclosed assets received in settlement of loans	$18,362	$14,743

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
Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), some financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q.  These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2009.  Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations or cash flows of any other interim or annual periods.

NOTE 2
INVESTMENT SECURITIES
Summary information about securities available for sale and securities held to maturity follows.  Mortgage-backed securities are issued or guaranteed by U.S. government agencies and substantially all are backed by residential mortgages.

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities Available for Sale
March 31, 2010
Mortgage-backed securities	$1,677,781	$43,599	$648	$1,720,732
U. S. agency securities	100,096	1,233	-	101,329
Obligations of states and political subdivisions	5,519	265	2	5,782
Other securities	49,810	-	-	49,810
Total	$1,833,206	$45,097	$650	$1,877,653
December 31, 2009
Mortgage-backed securities	$1,673,136	$38,435	$2,806	$1,708,765
U. S. agency securities	100,131	2,260	-	102,391
Obligations of states and political subdivisions	6,376	293	3	6,666
Other securities	57,673	-	-	57,673
Total	$1,837,316	$40,988	$2,809	$1,875,495
Securities Held to Maturity
March 31, 2010
Obligations of states and political subdivisions	$164,654	$4,834	$36	$169,452
Total	$164,654	$4,834	$36	$169,452
December 31, 2009
Obligations of states and political subdivisions	$174,945	$5,464	$25	$180,384
Total	$174,945	$5,464	$25	$180,384

The following summarizes securities with unrealized losses at March 31, 2010 and December 31, 2009 by the period over which the security’s fair value had been continuously less than its amortized cost as of each date.

March 31, 2010	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$231,505	$648	$-	$-
Obligations of states and political subdivisions	-	-	641	2
Total	$231,505	$648	$641	$2
Securities Held to Maturity
Obligations of states and political subdivisions	$4,353	$36	$-	$-
Total	$4,353	$36	$-	$-

December 31, 2009	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$504,315	$2,806	$-	$-
Obligations of states and political subdivisions	235	1	406	2
Total	$504,550	$2,807	$406	$2
Securities Held to Maturity
Obligations of states and political subdivisions	$4,279	$25	$-	$-
Total	$4,279	$25	$-	$-

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
There were minimal unrealized losses at March 31, 2010, all of which were unrelated to credit quality.  In all cases, the indicated impairment would be recovered by the security’s maturity or repricing date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market.  At March 31, 2010, management had both the intent and ability to hold these securities until the market-based impairment is recovered.
The following table shows the amortized cost and estimated fair value of securities available for sale and held to maturity grouped by contractual maturity as of March 31, 2010.  Debt securities with scheduled repayments, such as mortgage-backed securities, and equity securities are presented in separate totals.  The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options.

	Amortized	Fair
(in thousands)	Cost	Value
Securities Available for Sale
Within one year	$100,836	$102,069
One to five years	7,729	7,928
Five to ten years	1,050	1,114
After ten years	-	-
Debt securities with single maturities	109,615	111,111
Mortgage-backed securities	1,677,781	1,720,732
Equity securities	45,810	45,810
Total	$1,833,206	$1,877,653
Securities Held to Maturity
Within one year	$9,540	$9,645
One to five years	68,969	71,338
Five to ten years	60,268	61,808
After ten years	25,877	26,661
Total	$164,654	$169,452

Securities with carrying values of $1.30 billion at March 31, 2010 and $1.39 billion at December 31, 2009 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.

NOTE 3
LOANS
The composition of the Company’s loan portfolio was as follows.

	March 31		December 31
(in thousands)	2010		2009
Commercial & industrial	$2,869,206	36%	$3,075,340	37%
Owner-occupied real estate	1,069,191	13	1,079,487	13
Total commercial & industrial	3,938,397	49	4,154,827	50
Commercial construction, land & land development	1,479,518	18	1,537,155	18
Other commercial real estate	1,216,417	15	1,246,353	15
Total commercial real estate	2,695,935	33	2,783,508	33
Residential mortgage	1,014,982	13	1,035,110	12
Consumer	424,184	5	429,998	5
Total	8,073,498	100%	$8,403,443	100%

NOTE 4
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT
COMMITMENTS
A summary analysis of changes in the allowance for loan losses follows.

	Three Months Ended
	March 31
(in thousands)	2010	2009
Allowance at beginning of period	$223,671	$161,109
Provision for credit losses	37,300	65,000
Loans charged off	(39,987)	(33,829)
Recoveries	2,906	1,899
Net charge-offs	(37,081)	(31,930)
Allowance at end of period	$223,890	$194,179

A summary analysis of changes in the reserve for losses on unfunded credit commitments follows.  The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.

	Three Months Ended
	March 31
(in thousands)	2010	2009
Reserve at beginning of period	$2,200	$800
Provision for credit losses	200	-
Reserve at end of period	$2,400	$800

NOTE 5
IMPAIRED LOANS, NONPERFORMING LOANS, FORECLOSED ASSETS AND SURPLUS PROPERTY
Information on loans evaluated for possible impairment loss follows.

	March 31	December 31
(in thousands)	2010	2009
Impaired loans:
Requiring a loss allowance	$297,065	$277,421
Not requiring a loss allowance	65,872	67,572
Total recorded investment in impaired loans	$362,937	$344,993
Impairment loss allowance required	$47,687	$51,462

The following is a summary of nonperforming loans and foreclosed assets and surplus property.  All of the impaired loans summarized above are included in the nonperforming loan totals.

	March 31	December 31
(in thousands)	2010	2009
Loans accounted for on a nonaccrual basis	$436,680	$414,075
Restructured loans accruing	-	-
Total nonperforming loans	$436,680	$414,075
Foreclosed assets and surplus property	$60,879	$52,630

NOTE 6
DEPOSITS
The composition of deposits was as follows.

	March 31	December 31
(in thousands)	2010	2009
Noninterest-bearing demand deposits	$3,298,095	$3,301,354
Interest-bearing deposits:
NOW account deposits	1,161,120	1,299,274
Money market deposits	1,767,818	1,823,548
Savings deposits	868,488	840,135
Other time deposits	745,435	799,142
Time deposits $100,000 and over	1,121,001	1,086,441
Total interest-bearing deposits	5,663,862	5,848,540
Total deposits	$8,961,957	$9,149,894

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers.  Balances maintained in such products totaled $159 million at March 31, 2010 and $151 million at December 31, 2009.  Most of these deposits mature on a daily basis.

NOTE 7
SHORT-TERM BORROWINGS
Short-term borrowings consisted of the following.

	March 31	December 31
(in thousands)	2010	2009
Securities sold under agreements to repurchase	$596,149	$711,896
Federal funds purchased	6,895	15,810
Treasury Investment Program	7,300	6,900
Total short-term borrowings	$610,344	$734,606

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
From time to time, the Bank uses advances from the Federal Home Loan Bank (FHLB) as an additional source of short-term funds, although no advances were outstanding at March 31, 2010 or December 31, 2009.  FHLB advances are secured by a blanket lien on Bank loans secured by real estate.

NOTE 8
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
The more significant components of other assets and accrued expenses and other liabilities were as follows.

	March 31	December 31
(in thousands)	2010	2009
Other Assets
Cash surrender value of life insurance	$175,052	$174,296
Net deferred income tax asset	87,005	85,825
Prepaid FDIC insurance assessments	63,292	68,012
Foreclosed assets and surplus property	60,879	52,630
Recoverable income taxes	36,008	32,942
Low-income housing tax credit fund investments	8,837	9,503
Other prepaid expenses	11,436	9,582
Miscellaneous investments, receivables and other assets	60,342	61,051
Total other assets	$502,851	$493,841
Accrued Expenses and Other Liabilities
Trade date obligations	$30,446	$30,060
Accrued taxes and other expenses	23,016	20,063
Dividend payable	834	832
Liability for pension benefits	22,452	23,170
Obligation for postretirement benefits other than pensions	19,018	19,043
Reserve for losses on unfunded credit commitments	2,400	2,200
Reserve for losses on loan repurchase obligations	4,500	-
Miscellaneous payables, deferred income and other liabilities	17,279	19,594
Total accrued expenses and other liabilities	$119,945	$114,962

Life insurance policies purchased under a bank-owned life insurance program are carried at their cash surrender value, which represents the amount that could be realized as of the reporting date.  Earnings on these policies are reported in noninterest income and are not taxable.
Recent bank failures and economic conditions have put pressure on deposit insurance reserve ratios and led the FDIC to require that insured banks prepay an estimate of their deposit insurance premiums for the years 2010 through 2012.  These premiums are normally assessed and collected on a quarterly basis.  This prepayment does not affect how the Bank determines and reports FDIC insurance expense.
The total for miscellaneous investments, receivables and other assets at March 31, 2010 and December 31, 2009, included approximately $25 million of investments in auction rate securities (ARS), which are investment grade securities with underlying holdings of municipal securities.  The ARS were purchased at par from brokerage customers to provide a source of liquidity.  Disruptions in the broader credit markets led to failed auctions in the ARS market and a resulting period of illiquidity.  While management believes the ARS will be redeemed at par, the actual timing of redemptions is uncertain.  These investments are carried at their estimated fair values.
The reserve for losses on mortgage loan repurchase obligations is discussed below in Note 14.

NOTE 9
OTHER NONINTEREST INCOME
The components of other noninterest income were as follows.

	Three Months Ended
	March 31
(in thousands)	2010	2009
Investment services income	$1,540	$1,395
Credit-related fees	1,685	1,550
ATM fees	1,128	1,591
Other fees and charges	1,279	1,327
Earnings from bank-owned life insurance program	1,629	1,748
Other operating income	1,458	1,003
Net gains on sales and other revenue from foreclosed assets	588	1,005
Net gains (losses) on disposals of surplus property	(6)	623
Total	$9,301	$10,242

NOTE 10
OTHER NONINTEREST EXPENSE
The components of other noninterest expense were as follows.

	Three Months Ended
	March 31
(in thousands)	2010	2009
Security and other outsourced services	$4,767	$4,136
Advertising and promotion	1,571	980
Bank card processing services	1,540	997
Operating supplies	838	1,064
Loss on mortgage loan repurchase obligations	4,500	-
Miscellaneous operating losses	257	788
Other operating expenses	5,815	4,633
Total	$19,288	$12,598

The loss on mortgage loan repurchase obligations is discussed below in Note 14.

NOTE 11
EMPLOYEE RETIREMENT BENEFIT PLANS
Retirement Income Plans
Whitney has a noncontributory qualified defined-benefit pension plan.  In 2008, the qualified plan was amended (a) to limit eligibility to those employees who were employed on December 31, 2008 and (b) to freeze benefit accruals for all participants other than those who were fully vested and whose age and years of benefit service combined equaled at least 50 as of December 31, 2008.  Whitney also has an unfunded nonqualified defined-benefit pension plan that provides retirement benefits to designated executive officers.
The Company has contributed $2.1 million to the qualified plan in 2010 through the end of the first quarter and, based on currently available information, anticipates making additional contributions totaling approximately $6.4 million for the remainder of the year.

The components of net periodic pension expense were as follows for the combined qualified and nonqualified plans.

	Three Months Ended
	March 31
(in thousands)	2010	2009
Service cost for benefits in period	$1,789	$1,809
Interest cost on benefit obligation	3,064	2,767
Expected return on plan assets	(3,244)	(2,739)
Amortization of:
Net actuarial loss	1,061	1,498
Prior service cost (credit)	80	(2)
Net periodic pension expense	$2,750	$3,333

The actuarial gains or losses and prior service costs or credits with respect to a retirement benefit plan that arise in a period but are not immediately recognized as components of net periodic pension expense are recognized, net of tax, as a component of other comprehensive income.  The amounts included in accumulated other comprehensive income are adjusted as they are recognized as components of net periodic pension expense in subsequent periods.

Health and Welfare Plans
Whitney has offered health care and life insurance benefit plans for retirees and their eligible dependents.  The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.  In 2007, Whitney amended these plans to restrict eligibility for postretirement health benefits to retirees already receiving benefits and to those active participants who were eligible to receive benefits by December 31, 2007.  The amendment also eliminated the life insurance benefit for employees who retire after December 31, 2007.  The net periodic expense for postretirement benefits was immaterial in the first quarter of both 2010 and 2009.

NOTE 12
SHARE-BASED COMPENSATION
Whitney maintains incentive compensation plans that incorporate share-based compensation.  The plans for both employees and directors have been approved by the Company’s shareholders.  Descriptions of these plans, including the terms of awards and the number of Whitney shares authorized for issuance, were included in Note 16 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  No significant share-based compensation awards were made during the first quarter of 2010.
The Company recognized share-based compensation expense of $1.3 million ($.8 million after-tax) in the first quarter of 2010 and $.5 million ($.3 million after-tax) in the first quarter of 2009.

NOTE 13
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is tested for impairment at least annually.  The impairment test compares the estimated fair value of a reporting unit with its net book value.  Whitney has assigned all goodwill to one reporting unit that represents the overall banking operations.  The fair value of the reporting unit is based on valuation techniques that market participants would use in the acquisition of the whole unit, such as estimated discounted cash flows, the quoted market price of Whitney’s common stock including an estimated control premium, and observable average price-to-earnings and price-to-book multiples of our competitors.  No indication of goodwill impairment was identified in the annual assessment as of September 30, 2009.  Given the current economic environment and potential for volatility in the fair value estimate, management has been updating the impairment test for goodwill quarterly throughout 2009 and into 2010.  No indication of goodwill impairment was identified in the tests as of March 31, 2010 and December 31, 2009.  For the most recent impairment test, the discounted cash flow analysis resulted in a fair value estimate approximately 5% higher than book value.  Either a 7 basis point reduction in the expected net interest margin, a .50% lower projected growth rate or a .35% higher discount rate would reduce the estimated fair value by 5%.
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

Reserve for Losses on Mortgage Loan Repurchase Obligations
During the first quarter of 2010, the Company established a $4.5 million reserve for estimated losses on mortgage loan repurchase obligations associated with certain loans that were originated and sold by an acquired entity.  The Bank has received repurchase demands from investors claiming loan defects that are covered by the standard representations and warranties in mortgage loan sale contracts executed by the acquired entity before the date of the acquisition.  In determining the loss reserve estimate, management investigated the investor claims and the nature and cause of the underlying defects and evaluated the potential for additional claims associated with the loan origination and sale activities of the acquired entity.  The Bank has incurred no losses stemming from the representations and warranties it makes in its own secondary mortgage market operations and historically has not maintained a loss reserve for repurchase obligations.
The reserve for losses on mortgage loan repurchase obligations is reported with accrued expenses and other liabilities in the consolidated balance sheets and the corresponding expense is reported with other noninterest expense in the consolidated income statements.

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

Senior Preferred Stock
In December 2008, Whitney issued 300,000 shares of senior preferred stock to the U.S. Department of Treasury (Treasury) under the Capital Purchase Program (CPP) established under the Troubled Asset Relief Program (TARP) that was created as part of the Emergency Economic Stabilization Act of 2008 (EESA).  Treasury also received a ten-year warrant to purchase 2,631,579 shares of Whitney common stock at an exercise price of $17.10 per share.  The aggregate proceeds were $300 million, and the total capital raised qualifies as Tier 1 regulatory capital and can be used in calculating all regulatory capital ratios.
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
Under the regulatory framework for prompt corrective action, the capital levels of banks are categorized into one of five classifications ranging from well-capitalized to critically under-capitalized.  For an institution to be eligible to be classified as “well-capitalized,” its leverage, Tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively.  If an institution fails to maintain a well-capitalized classification, it will be subject to a series of operating restrictions that increase as the capital condition worsens.
Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.  As a result of the current difficult operating environment and recent operating losses, the Bank has committed to its primary regulator that it will maintain higher capital ratios with a leverage ratio of at least 8%, a Tier 1 regulatory capital ratio of at least 9%, and a total capital ratio of at least 12%.  As of March 31, 2010, the Bank’s regulatory capital ratios exceeded the requisite capital levels to both satisfy these target minimums and to qualify as well-capitalized by its regulators, with a leverage ratio of 8.51%, a Tier 1 capital ratio of 10.25% and a total capital ratio of 13.14%.
Bank holding companies must also have at least a 6% Tier 1 capital ratio and a 10% total capital ratio to be considered well-capitalized for various regulatory purposes.  As of March 31, 2010, the Company had the requisite capital levels to qualify as well-capitalized by its regulators.

Regulatory Restrictions on Dividends
At March 31, 2010, the Company had approximately $234 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and other corporate purposes.  Regulatory policy statements provide that generally bank holding companies should only pay dividends out of current operating earnings and that the level of dividends, if any, must be consistent with current and expected capital requirements. The Company must currently obtain regulatory approval before increasing the common dividend rate above the current quarterly level of $.01 per share.
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

NOTE 16
EARNINGS (LOSS) PER COMMON SHARE
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

		Three Months Ended
		March 31
(dollars in thousands, except per share data)		2010	2009
Numerator:
Net income (loss)		$(6,280)	$(11,139)
Preferred stock dividends		4,067	4,025
Net income (loss) to common shareholders		(10,347)	(15,164)
Net income (loss) allocated to participating securities – basic and diluted		-	-
Net income (loss) allocated to common shareholders – basic and diluted	A	$(10,347)	$(15,164)
Denominator:
Weighted-average common shares – basic	B	96,534,425	67,465,497
Dilutive potential common shares		-	-
Weighted-average common shares – diluted	C	96,534,425	67,465,497
Earnings (loss) per common share:
Basic	A/B	$(.11)	$(.22)
Diluted	A/C	(.11)	(.22)
Weighted-average anti-dilutive potential common shares:
Stock options and restricted stock units		2,114,838	2,586,948
Warrants		2,631,579	2,631,579

NOTE 17
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
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform.  The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.  Approximately 96% of the letters of credit outstanding at March 31, 2010 were rated as having average or better credit risk under the Bank’s credit risk rating guidelines.  A majority of standby letters of credit outstanding at March 31, 2010 have a term of one year or less.
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
A summary of off-balance-sheet financial instruments follows.

	March 31	December 31
(in thousands)	2010	2009
Loan commitments – revolving	$2,360,288	$2,296,865
Loan commitments – nonrevolving	285,728	239,313
Credit card and personal credit lines	576,082	560,116
Standby and other letters of credit	355,795	364,294

Derivative Financial Instruments
During 2009, the Bank began offering interest rate swap agreements to commercial banking customers seeking to manage their interest rate risk.  For each customer swap agreement, the Bank has entered into an offsetting agreement with an unrelated financial institution.  These derivative financial instruments are carried at fair value, with changes in fair value recorded in current period earnings.  The aggregate notional amounts of both customer interest rate swap agreements and the offsetting agreements were each $72.2 million at March 31, 2010 and each $30.4 million at December 31, 2009.  The fair value of these derivatives and the credit risk exposure to the Bank was insignificant at March 31, 2010 and December 31, 2009.

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

The material assets or liabilities measured at fair value by Whitney on a recurring basis are summarized below.  Mortgage-backed securities are issued or guaranteed by U.S. government agencies and substantially all are backed by residential mortgages.  Nonmarketable equity securities (Federal Reserve Bank and Federal Home Loan Bank stock) that are carried at cost are not included below.  These equity securities totaled $46 million at March 31, 2010 and $53 million at December 31, 2009.  The Level 2 fair value measurement below was obtained from a third-party pricing service that uses industry-standard pricing models.  Substantially all the model inputs are observable in the marketplace or can be supported by observable data.

	Fair Value Measurement Using
(in millions)	Level 1	Level 2	Level 3
March 31, 2010
Investment securities available for sale:
Mortgage-backed securities	-	$1,721	-
U. S. agency securities	-	101	-
Other debt securities	-	10	-
December 31, 2009
Investment securities available for sale:
Mortgage-backed securities	-	$1,709	-
U. S. agency securities	-	102	-
Other debt securities	-	11	-

The fair value of interest rate swaps is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, such as interest rate futures, observable in the marketplace.  To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and counterparties.  Although the Company has determined that the majority of the inputs used to value derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads.  The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives.  As a result, the Company has classified its derivative valuations in their entirety in Level 2 of the fair value hierarchy.  At March 31, 2010 and December 31, 2009, the derivative fair values were insignificant.
Certain assets and liabilities may be measured at fair value on a nonrecurring basis; that is, the instruments are not measured and reported at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances.  To measure the extent to which a loan is impaired, the relevant accounting principles permit or require the Company to compare the recorded investment in the impaired loans to the fair value of the underlying collateral in certain circumstances.   The fair value measurement process uses independent appraisals and other market-based information, but in many cases it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, substantially all of these fair value measurements fall within Level 3 of the hierarchy discussed above.  The net carrying value of impaired loans which reflected a nonrecurring fair value measurement totaled $234 million at March 31, 2010 and $214 million at December 31, 2009.  The portion of the allowance for loan losses allocated to these loans totaled $43 million at March 31, 2010 and $36 million at year-end 2009.  The recorded investment in such loans was written down by $25 million during the first quarter of 2010 with a charge against the allowance for loan losses.  The valuation allowance on impaired loans and charge-offs factor into the determination of the provision for credit losses.
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
Derivative financial instruments – The fair value measurement for interest rate swaps was discussed earlier.
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
The estimated fair values of the Company’s financial instruments follow.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
ASSETS:
Cash and short-term investments	$455	$455	$429	$429
Investment securities available for sale (a)	1,832	1,832	1,822	1,822
Investment securities held to maturity	165	169	175	180
Loans held for sale	23	23	34	34
Loans, net	7,850	7,764	8,180	8,085
Derivative financial instruments	1	1	-	-
LIABILITIES:
Deposits	8,962	8,969	9,150	9,159
Short-term borrowings	610	610	735	735
Long-term debt	200	188	200	178
Derivative financial instruments	1	1	-	-
(a) Excludes nonmarketable equity securities carried at cost.

NOTE 19
ACCOUNTING STANDARDS DEVELOPMENTS
In January 2010, the FASB issued amended guidance on the disclosure of fair value measurements that added new disclosures and clarified certain existing disclosure requirements.  The amended guidance requires disclosure of the amount of and the reason for any significant transfers between Level 1 and Level 2 of the fair value hierarchy as well as the policy for determining when transfers between levels are recognized.  The guidance also requires a more detailed breakdown of the information presented in the reconciliation of the beginning and ending balance of Level 3 fair value measurements, including separate information on purchases, sales, issuances, settlements and transfers in or out.  The FASB clarified the requirement to disclose valuation techniques and inputs for recurring and nonrecurring fair value measurements as well the guidance on how assets and liabilities should be disaggregated for the fair value measurement disclosures.  Most of this amended guidance if effective for Whitney beginning in 2010, except the more detailed reconciliation of Level 3 measurements which is effective for 2011.
In June 2009, the FASB amended its guidance on accounting for transfers of financial assets.  The amended guidance eliminates the concept of qualifying special-purpose entities and requires that these entities be evaluated for consolidation under applicable accounting guidance, and it also removes the exception that permitted sale accounting for certain mortgage securitizations when control over the transferred assets had not been surrendered.  Based on this new standard, many types of transferred financial assets that would previously have been derecognized will now remain on the transferor’s financial statements.  The guidance also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement with those assets and related risk exposure.  The new guidance was effective for Whitney beginning in 2010.  Adoption of this new guidance did not have a significant impact on the Company’s financial condition or results of operations.
Also in June 2009, the FASB issued amended guidance on accounting for variable interest entities (VIEs).  This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise might have a controlling financial interest in a VIE.  The new, more qualitative evaluation focuses on who has the power to direct the significant economic activities of the VIE and also has the obligation to absorb losses or rights to receive benefits from the VIE.  It also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and calls for certain expanded disclosures about an enterprise’s involvement with VIEs.  The new guidance was also effective for Whitney’s 2010 fiscal year and did not have a significant impact on the Company’s financial condition or results of operations.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Unaudited)
	2010		2009
(dollars in thousands, except per share data)	First Quarter		Fourth Quarter	Third Quarter		Second Quarter		First Quarter
QUARTER-END BALANCE SHEET DATA
Total assets	$11,580,806		$11,892,141	$11,656,468		$11,975,082		$12,020,481
Earning assets	10,395,252		10,699,847	10,561,425		10,861,061		10,908,643
Loans	8,073,498		8,403,443	8,476,989		8,791,840		8,953,307
Investment securities	2,042,307		2,050,440	2,005,881		1,942,365		1,889,161
Noninterest-bearing deposits	3,298,095		3,301,354	3,130,426		3,081,617		3,176,783
Total deposits	8,961,957		9,149,894	8,880,377		9,144,041		9,212,361
Shareholders' equity	1,676,240		1,681,064	1,465,431		1,487,994		1,522,085
AVERAGE BALANCE SHEET DATA
Total assets	$11,656,777		$11,733,149	$11,796,108		$12,140,311		$12,159,252
Earning assets	10,482,211		10,635,573	10,723,215		11,062,643		11,054,605
Loans	8,210,283		8,434,397	8,661,806		8,945,911		9,068,755
Investment securities	2,008,095		2,025,103	1,966,020		1,906,932		1,885,158
Noninterest-bearing deposits	3,260,794		3,222,748	3,083,404		3,082,248		3,150,615
Total deposits	9,026,703		9,017,220	9,076,350		9,212,882		9,119,000
Shareholders' equity	1,684,537		1,629,312	1,485,525		1,520,609		1,533,293
INCOME STATEMENT DATA
Interest income	$120,811		$126,739	$128,657		$131,014		$132,888
Interest expense	14,182		15,348	18,803		20,442		21,273
Net interest income	106,629		111,391	109,854		110,572		111,615
Net interest income (TE)	107,584		112,396	110,975		111,820		112,924
Provision for credit losses	37,500		39,500	80,500		74,000		65,000
Noninterest income	28,247		29,026	29,227		32,431		29,266
Net securities gains in noninterest income	-		139	195		-		-
Noninterest expense	109,706		104,143	103,596		111,807		96,848
Net income (loss)	(6,280)		318	(30,024)		(21,301)		(11,139)
Net income (loss) to common shareholders	(10,347)		(3,749)	(34,091)		(25,368)		(15,164)
KEY RATIOS
Return on average assets	(.22	) %	.01%	(1.01	) %	(.70	) %	(.37	) %
Return on average shareholders' equity	(3.02)		(1.11)	(11.36)		(8.30)		(4.96)
Net interest margin	4.15		4.20	4.11		4.05		4.13
Average loans to average deposits	90.96		93.54	95.43		97.10		99.45
Efficiency ratio	80.77		73.71	73.99		77.51		68.11
Annualized expense to average assets	3.76		3.55	3.51		3.68		3.19
Allowance for loan losses to loans	2.77		2.66	2.81		2.50		2.17
Annualized net charge-offs to average loans	1.81		2.59	2.86		2.09		1.41
Nonperforming assets to loans plus foreclosed
assets and surplus property, end of period	6.12		5.52	5.34		5.17		4.50
Average shareholders' equity to average assets	14.45		13.89	12.59		12.53		12.61
Tangible common equity to tangible assets	8.38		8.18	6.42		6.42		6.68
Leverage ratio, end of period	10.61		11.05	8.99		9.21		9.47
COMMON SHARE DATA
Earnings (loss) per share
Basic	$(.11)		$(.04)	$(.50)		$(.38)		$(.22)
Diluted	(.11)		(.04)	(.50)		(.38)		(.22)
Cash dividends per share	$.01		$.01	$.01		$.01		$.01
Book value per share	$14.32		$14.37	$17.30		$17.63		$18.22
Tangible book value per share	$9.67		$9.71	$10.63		$10.93		$11.46
Trading data
High sales price	$14.53		$9.69	$11.27		$15.33		$16.16
Low sales price	9.05		7.78	7.94		8.33		8.17
End-of-period closing price	13.79		9.11	9.54		9.16		11.45
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation (the Company or Whitney) and its subsidiaries from December 31, 2009 to March 31, 2010 and on their results of operations during the first quarters of 2010 and 2009.  Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank).  This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.  This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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
The forward-looking statements made in this discussion include, but may not be limited to, (a) comments on conditions impacting certain sectors of the loan portfolio, including economic conditions; (b) information about changes in the duration of the investment portfolio with changes in market rates; (c)  statements of the results of net interest income simulations run by the Company to measure interest rate sensitivity; (d) comments on the anticipated dividend capacity of the Company and the Bank; (e) discussion of the performance of Whitney’s net interest income assuming certain conditions; (f) discussion of factors affecting trends in certain categories of noninterest income; and (g) comments on expected changes in certain categories of noninterest expense.
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
•
the occurrence of natural disasters, acts of war or terrorism, or other disasters, such as the recent oil leak in the Gulf of Mexico, that directly or indirectly affect the financial health of Whitney’s customer base;

•
changes in laws and regulations, including increases in regulatory capital requirements, that significantly affect the activities of the banking industry and its competitive position relative to other financial service providers;

•	technological changes affecting the nature or delivery of financial products or services and the cost of providing them;
•	Whitney’s ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by the Bank’s customers;
•	Whitney’s ability to effectively expand into new markets;
•	the cost and other effects of material contingencies, including litigation contingencies;
•	the failure to attract or retain key personnel;
•	the failure to capitalize on growth opportunities and to realize cost savings in connection with business acquisitions;
•	the effectiveness of Whitney’s responses to unexpected changes; and
•	those other factors identified and discussed in this quarterly report on Form 10-Q and in Whitney’s other public filings with the SEC.

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

OVERVIEW OF RECENT TRENDS IN FINANCIAL PERFORMANCE
Whitney recorded a net loss of $6.3 million for the quarter ended March 31, 2010 compared to net income of $318,000 for the fourth quarter of 2009 and a net loss of $11.1 million for the first quarter of 2009.  Including dividends on preferred stock, the loss to common shareholders was $10.3 million, or $.11 per diluted common share, for the first quarter of 2010.  This compares to a loss of $3.7 million, or $.04 per diluted share, in the fourth quarter of 2009 and $15.2 million, or $.22 per diluted share, in 2009’s first quarter.

Loans and Earning Assets
Total loans at the end of the first quarter of 2010 were down $330 million, or 4%, from December 31, 2009.  Most of the decrease was within the commercial and industrial (C&I) portfolio, but there were reductions in all portfolio segments and geographic regions.  As was anticipated and previously disclosed, economic conditions restrained loan demand throughout 2009 and into 2010.  Whitney continues to seek and fund new credit relationships and to renew existing ones, but the level of overall demand has been insufficient to cover repayments and maturities along with charge-offs, foreclosures and other problem loan resolutions.  Management believes this situation will continue through the first half of 2010 with hope for some slow growth during the second half of the year in an economy beginning to recover and strengthen.
Average loans for the first quarter of 2010 totaled $8.2 billion, down $224 million, or 3%, compared to the fourth quarter of 2009.  Average earning assets of $10.5 billion in the current period were down almost 1.5% compared to the fourth quarter of 2009.

Deposits and Funding
Average deposits in the first quarter of 2010 were essentially unchanged from the fourth quarter of 2009.  Total deposits of $9.0 billion at March 31, 2010 were down $188 million, or 2%, compared to December 31, 2009.  Year-end deposit balances included some seasonal inflows.  Noninterest-bearing demand deposits of $3.3 billion at March 31, 2010 were unchanged from year-end 2009.  These demand deposits comprised 36% of total average deposits and funded 31% of average earning assets for the first quarter of 2010.  The percentage of funding from all noninterest-bearing sources totaled 37%.

Net Interest Income
The lower level of earning assets, largely a result of weak loan demand, was the main factor behind the decrease of $4.8 million, or 4%, in Whitney’s net interest income (TE) for the first quarter of 2010 compared to the fourth quarter of 2009, although having fewer days in the current period accounted for almost $2 million of the decrease.  The net interest margin (TE) of 4.15% contracted 5 basis points from the fourth quarter of 2009 reflecting mainly the reduced level of loans in the earning asset mix.  Funding costs and loan yields were relatively stable between these quarters.

Provision for Credit Losses and Credit Quality
Whitney provided $37.5 million for credit losses in the first quarter of 2010, down $2.0 million, or 5%, from $39.5 million in the fourth quarter of 2009, and down $27.5 million, or 42%, from the first quarter of 2009.  Net loan charge-offs in the first quarter of 2010 were $37.1 million, or 1.81% of average loans on an annualized basis, compared to $54.5 million, or 2.59% of average loans, in the fourth quarter of 2009.  Approximately $30 million of the provision and $31 million of the gross charge-offs in 2010’s first quarter came from the Company’s Florida and Alabama markets and were predominantly real estate-related.  The Louisiana and Texas portfolios are performing as would be expected as the overall economy emerges from a prolonged recession, and these portfolios, while remaining under stress and contributing to the elevated level of criticized loans, have not had as significant an impact on the Company’s overall credit loss provision and charge-offs.

Noninterest Income
Noninterest income for the first quarter of 2010 decreased 3%, or $.8 million, compared to the fourth quarter of 2009.  Deposit service charge income was down 7%, or $.6 million, primarily from reductions in commercial account analysis activity and return item and overdraft activity.  Return item and overdraft fees are expected to trend lower as new consumer protection regulations are implemented in the third quarter of 2010.  Secondary mortgage market fee income was down 16%, or $.4 million, with lower production related mainly to a slowdown in refinancing activity.

Noninterest Expense
Total noninterest expense for the first quarter of 2010 increased $5.6 million, or 5%, from the fourth quarter of 2009.  The increase is related mainly to the $4.5 million loss on mortgage loan repurchase obligations associated with certain mortgage loans that had been originated and sold by an acquired entity before the acquisition date.   Total personnel expense for the first quarter of 2010 increased $.6 million, or 1%, from the fourth quarter of 2009.  Employee compensation was up $.7 million mainly as a result of revised estimates to 2009 annual sales-based incentive plan compensation in the fourth quarter of 2009.  Employee benefits declined $.1 million.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT, AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES

Loan Portfolio Developments
Total loans at the end of the first quarter of 2010 were down $330 million, or 4%, from December 31, 2009.  Most of the decrease was within the commercial and industrial (C&I) portfolio, but there were reductions in all portfolio segments and geographic regions.  As was anticipated and previously disclosed, economic conditions restrained loan demand throughout 2009 and into 2010.  Whitney continues to seek and fund new credit relationships and to renew existing ones, but the level of overall demand has been insufficient to cover repayments and maturities along with charge-offs, foreclosures and other problem loan resolutions.  Management believes this situation will continue through the first half of 2010 with hope for some slow growth during the second half of the year in an economy beginning to recover and strengthen.
Table 1 shows loan balances by type of loan at March 31, 2010 and at the end of the four prior quarters.  Table 2 distributes the loan portfolio as of March 31, 2010 by the geographic region from which the loans are serviced.  The following discussion provides a brief overview of the composition of the different portfolio sectors and the customers served in each, as well as recent changes.

TABLE 1. LOANS OUTSTANDING BY TYPE
	2010	2009
	March	December	September	June	March
(in millions)	31	31	30	30	31
Commercial & industrial	$2,869	$3,075	$3,064	$3,258	$3,328
Owner-occupied real estate	1,069	1,080	1,057	1,077	1,041
Total commercial & industrial	3,938	4,155	4,121	4,335	4,369
Construction, land & land development	1,479	1,537	1,702	1,779	1,880
Other commercial real estate	1,217	1,246	1,220	1,235	1,251
Total commercial real estate	2,696	2,783	2,922	3,014	3,131
Residential mortgage	1,015	1,035	1,011	1,028	1,046
Consumer	424	430	423	415	407
Total loans	$8,073	$8,403	$8,477	$8,792	$8,953

The portfolio of C&I loans, including real estate loans secured by properties used in the borrower’s business, decreased 5%, or $217 million, between year-end 2009 and March 31, 2010.  C&I loans outstanding to oil and gas (O&G) industry customers declined approximately $142 million during the first quarter of 2010, including the full repayment of approximately $65 million of criticized relationships.  There were also repayments on some seasonal C&I credits during the first quarter of 2010 totaling approximately $50 million.  C&I charge-offs totaled $13 million for the period.  In addition to the O&G industry, the C&I portfolio is diversified over a range of industries, including wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial services, and professional services.
         The O&G portfolio represented approximately 9%, or $752 million, of total loans at March 31, 2010, down from 11% at year-end 2009.  The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities.  Loans outstanding to the exploration and production (E&P) sector comprised approximately 32% of the O&G portfolio at March 31, 2010, with the portfolio fairly evenly divided between natural gas and crude oil production based on measures of collateral support.  Management continues to monitor the impact of weak global economic activity on commodity prices and has made what it believes to be appropriate adjustments to Whitney’s credit underwriting guidelines with respect to O&G loans and the management of existing relationships.
Outstanding balances under participations in larger shared-credit loan commitments totaled $595 million at the end of 2010’s first quarter, compared to $680 million outstanding at year-end 2009.  The total at March 31, 2010 included approximately $168 million related to the O&G industry, which was down $79 million from the end of 2009.  Substantially all of the shared credits are with customers operating in Whitney’s market area.

TABLE 2. GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO AT MARCH 31, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Commercial & industrial	$2,114	$422	$98	$235	$2,869	36%
Owner-occupied real estate	662	117	201	89	1,069	13
Total commercial & industrial	2,776	539	299	324	3,938	49
Construction, land & land development	434	478	346	221	1,479	18
Other commercial real estate	598	148	323	148	1,217	15
Total commercial real estate	1,032	626	669	369	2,696	33
Residential mortgage	548	151	191	125	1,015	13
Consumer	290	22	69	43	424	5
Total	$4,646	$1,338	$1,228	$861	$8,073	100%
Percent of total	57%	17%	15%	11%	100%

The commercial real estate (CRE) portfolio includes loans for construction and land development (C&D) and investment, both commercial and residential, and other real estate loans secured by income-producing properties.  The CRE portfolio decreased $87 million, or 3%, during the first quarter of 2010.  Approximately $30 million of the decrease came from charge-offs and foreclosures.  Project financing is an important component of the CRE portfolio sector, and sector growth is impacted by the availability of new projects as well as the anticipated refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold.  Management expects that current economic conditions and uncertainty will limit the availability of new creditworthy CRE projects throughout Whitney’s market area over the near term.

Tables 3 and 4 show the composition of the components of the CRE portfolio by property type and the region from which the loans are serviced.

TABLE 3. CONSTRUCTION, LAND & LAND DEVELOPMENT LOANS AT MARCH 31, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Residential construction	$63	$58	$32	$18	$171	11%
Land & lots:
Residential	153	46	129	72	400	27
Commercial	111	79	81	54	325	22
Retail	31	135	13	16	195	13
Multifamily	20	83	-	17	120	8
Office buildings	11	36	21	1	69	5
Industrial/warehouse	12	4	3	5	24	2
Hotel/motel	-	-	28	-	28	2
Other (a)	33	37	39	38	147	10
Total	$434	$478	$346	$221	$1,479	100%
Percent of total	29%	32%	24%	15%	100%
(a) Includes agricultural land.

TABLE 4. OTHER COMMERCIAL REAL ESTATE LOANS AT MARCH 31, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Retail	$163	$75	$79	$42	$359	30%
Multifamily	73	26	41	28	168	14
Office buildings	115	25	57	32	229	19
Industrial/warehouse	59	15	47	17	138	11
Hotel/motel	126	4	59	23	212	17
Other	62	3	40	6	111	9
Total	$598	$148	$323	$148	$1,217	100%
Percent of total	49%	12%	27%	12%	100%

The residential mortgage loan portfolio declined $20 million during the first quarter of 2010, reflecting in part the impact of attractive refinancing opportunities in the low interest rate environment, as well as some charge-offs and foreclosures. The Bank continues to sell most conventional residential mortgage loan production in the secondary market.

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
Management’s evaluation of credit risk in the loan portfolio is reflected in its estimate of probable losses inherent in the portfolio that is reported in the Company’s financial statements as the allowance for loan losses.  Changes in this evaluation over time are reflected in the provision for credit losses charged to expense.  The methodology for determining the allowance involves significant judgment, and important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions.  This methodology was described in Note 2 to the consolidated financial statements located in Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2009.
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

Credit Quality Statistics and Components of Credit Loss Allowance and Reserve
The total of loans criticized through the Company’s credit risk-rating process was $1.08 billion at March 31, 2010.  This represented 13% of total loans and a net increase of $23 million from December 31, 2009.  The range of criticized ratings covers loans with well-defined weaknesses that would likely lead to a default if not corrected as well as loans with a high probability of loss but not yet charged off due to specific pending events.  Criticized ratings also identify loans that deserve close attention because of potential weaknesses as evidenced by, for example, the borrower’s recent operating trends or adverse market conditions.  Table 5 shows the composition of criticized loans at March 31, 2010, distributed by the geographic region from which the loans are serviced.

TABLE 5. CRITICIZED LOANS AT MARCH 31, 2010
						Percent of
				Alabama/		loan category
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	total
Commercial & industrial	$70	$43	$8	$23	$144	5%
Owner-user real estate	44	19	50	15	128	12%
Total commercial & industrial	114	62	58	38	272	7%
Construction land & land development	33	190	183	41	447	30%
Other commercial real estate	43	30	110	39	222	18%
Total commercial real estate	76	220	293	80	669	25%
Residential mortgage	44	8	55	19	126	12%
Consumer	4	-	7	3	14	3%
Total	$238	$290	$413	$140	$1,081	13%
Percent of regional loan total	5%	22%	34%	16%	13%

Criticized C&I relationships, including associated real estate loans, totaled $272 million at March 31, 2010, which was a decrease of $64 million from year-end 2009.  As noted earlier, approximately $65 million of criticized C&I loans with O&G industry customers repaid in full during the first quarter of 2010, and prospects improved sufficiently on another $11 million relationship to warrant its removal from the criticized list.  Criticized O&G industry loans outstanding totaled approximately $47 million at March 31, 2010, or 6% of the O&G industry portfolio outstanding.  Less than 1% of the O&G portfolio was considered to be nonperforming at March 31, 2010.  Overall, there were no significant industry concentrations within the total for criticized C&I relationships.
Tables 6 and 7 show the composition of the components of the criticized CRE portfolio by property type and the region from which the loans are serviced.

TABLE 6. CRITICIZED CONSTRUCTION, LAND & LAND DEVELOPMENT
LOANS AT MARCH 31, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Residential construction	$4	$23	$20	$-	$47	10%
Land & lots:
Residential	15	12	69	27	123	28
Commercial	9	39	51	2	101	23
Retail	-	38	8	-	46	10
Multifamily	-	51	-	-	51	11
Office buildings	3	9	6	-	18	4
Industrial/warehouse	-	-	-	3	3	1
Hotel/motel	-	-	8	-	8	2
Other (a)	2	18	21	9	50	11
Total	$33	$190	$183	$41	$447	100%
Percent of total	7%	43%	41%	9%	100%
(a) Includes agricultural land.

The total for criticized C&D loans of $447 million at March 31, 2010 was up $70 million from December 31, 2009.  Criticized C&D loans serviced from Whitney’s Texas market increased $55 million during the first quarter of 2010.  General economic and market conditions are delaying the successful completion of various retail and other income-producing CRE projects and stretching the financial capacity of the developers.  Whitney bankers have worked proactively with these borrowers, many of whom are seasoned developers, to identify and implement strategies to deal with these difficult conditions.   Management believes most of the underlying projects remain viable and had identified only $28 million of C&D loans from the Texas market as nonperforming at March 31, 2010; nevertheless, management expects the elevated level of criticized credits to continue for the near term.  The severe decline in Florida real estate markets is still evident in the criticized C&D total of $183 million at March 31, 2010, which was up $10 million from year-end 2009.  Nonperforming C&D loans totaled approximately $196 million at March 31, 2010, of which $132 million was from Florida.

TABLE 7. CRITICIZED OTHER COMMERCIAL REAL ESTATE LOANS AT MARCH 31, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Retail	$4	$19	$18	$21	$62	28%
Multifamily	10	7	25	4	46	21
Office buildings	6	3	11	4	24	11
Industrial/warehouse	6	-	21	10	37	16
Hotel/motel	17	-	21	-	38	17
Other	-	-	15	-	15	7
Total	$43	$29	$111	$39	$222	100%
Percent of total	19%	13%	50%	18%	100%

Criticized other CRE loans on income-producing properties increased $26 million during the first quarter of 2010, mainly in the Florida markets.  Nonperforming loans on income-producing CRE totaled approximately $91 million at March 31, 2010, with $60 million from Florida.  Although conditions in the overall economy have begun to show some improvement, management continues to closely monitor the extent to which the lengthy recession and slow recovery have impacted CRE loan customers with hotel operations and others in the hospitality industry and the performance of the CRE loan portfolio secured by retail and other income-producing properties in all markets.
Included in the total of criticized loans at March 31, 2010 was $437 million of nonperforming loans, which is up a net $23 million from year-end 2009.  Residential-related real estate credits that are heavily concentrated in Whitney’s Florida and coastal Alabama markets comprised approximately half of total nonperforming loans at March 31, 2010.  In total, the Florida market accounted for 57% of nonperforming loans at March 31, 2010, with another 14% from Alabama, 17% from Louisiana, and 9% from Texas.  The earlier discussion of criticized loans includes some additional details on nonperforming assets at March 31, 2010.  Table 8 provides information on nonperforming loans and other nonperforming assets at March 31, 2010 and at the end of the previous four quarters.  Nonperforming loans encompass all loans that are evaluated separately for impairment.

TABLE 8. NONPERFORMING ASSETS
	2010	2009
	March	December	September	June	March
(dollars in thousands)	31	31	30	30	31
Loans accounted for on a nonaccrual basis	$436,680	$414,075	$405,852	$413,174	$366,249
Restructured loans accruing	-	-	-	-	-
Total nonperforming loans	436,680	414,075	405,852	413,174	366,249
Foreclosed assets and surplus property	60,879	52,630	49,737	43,625	38,781
Total nonperforming assets	$497,559	$466,705	$455,589	$456,799	$405,030
Loans 90 days past due still accruing	$17,591	$23,386	$15,077	$20,364	$30,564
Ratios:
Nonperforming assets to loans
plus foreclosed assets and surplus property	6.12%	5.52%	5.34%	5.17%	4.50%
Allowance for loan losses to
nonperforming loans	51.27	54.02	58.79	53.12	53.02
Loans 90 days past due still accruing to loans	.22	.28	.18	.23	.34

Whitney will continue to evaluate all opportunities to dispose of nonperforming assets as quickly as possible, including consideration of the trade-offs between current disposal prices and the carrying costs and management challenges of longer-term resolution.  Whitney may recognize losses on future asset disposition decisions and actions.
Table 9 recaps activity in the allowance for loan losses and in the reserve for losses on unfunded credit commitments for the first quarter of 2010 and each quarter in 2009.
Whitney reduced its provision for credit losses to $37.5 million in the first quarter of 2010, with approximately half of the current provision related to nonperforming loans evaluated for impairment.  This compares to a provision of $39.5 million in 2009’s fourth quarter and $65.0 million in the first quarter of 2009.  The current quarterly provision is down $43.0 million from its peak of $80.5 million in the third quarter of 2009.  Net loan charge-offs in 2010’s first quarter were $37.1 million, or 1.81% of average loans on an annualized basis, compared to $54.5 million, or 2.59% of average loans, in the fourth quarter of 2009 and  $31.9 million, or 1.41% of loans, in 2009’s first quarter.  Net loan charge-offs had also peaked in the third quarter of 2009 at $61.9 million.
Loans from Whitney’s Florida and Alabama markets continued to drive the provision for loan losses and charge-offs during the first quarter of 2010.  Approximately $30 million of the provision and $31 million of the gross charge-offs in 2010’s first quarter came from the Florida and Alabama markets and were predominantly real estate-related.  At the peak in the third quarter of 2009, the Florida and Alabama markets accounted for approximately $69 million of the provision for credit losses and $52 million of gross charge-offs.
The allowance for loan losses increased to 2.77% of total loans at March 31, 2010, compared to 2.66% at December 31, 2009 and 2.17% a year earlier.

TABLE 9. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
	Three Months Ended
	March 31	December 31	September 30	June 30	March 31
(dollars in thousands)	2010	2009	2009	2009	2009
ALLOWANCE FOR LOAN LOSSES
Allowance at beginning of period	$223,671	$238,600	$219,465	$194,179	$161,109
Provision for credit losses	37,300	39,600	81,000	72,000	65,000
Loans charged off:
Commercial & industrial	(12,541)	(3,840)	(5,858)	(9,122)	(2,964)
Owner-user real estate	(595)	(7,113)	(1,272)	(1,716)	(286)
Total commercial & industrial	(13,136)	(10,953)	(7,130)	(10,838)	(3,250)
Construction, land & land development	(16,085)	(24,740)	(39,689)	(30,269)	(22,148)
Other commercial real estate	(5,133)	(10,459)	(7,719)	(1,863)	(1,326)
Total commercial real estate	(21,218)	(35,199)	(47,408)	(32,132)	(23,474)
Residential mortgage	(4,129)	(9,752)	(6,919)	(4,127)	(5,161)
Consumer	(1,504)	(1,795)	(2,073)	(1,447)	(1,944)
Total charge-offs	(39,987)	(57,699)	(63,530)	(48,544)	(33,829)
Recoveries on loans previously charged off:
Commercial & industrial	1,228	1,227	1,107	1,067	1,030
Owner-user real estate	24	14	12	19	10
Total commercial & industrial	1,252	1,241	1,119	1,086	1,040
Construction, land & land development	1,178	1,004	109	424	120
Other commercial real estate	8	21	40	11	15
Total commercial real estate	1,186	1,025	149	435	135
Residential mortgage	253	454	198	76	330
Consumer	215	450	199	233	394
Total recoveries	2,906	3,170	1,665	1,830	1,899
Net loans charged off	(37,081)	(54,529)	(61,865)	(46,714)	(31,930)
Allowance at end of period	$223,890	$223,671	$238,600	$219,465	$194,179
Ratios
Allowance for loan losses to loans	2.77%	2.66%	2.81%	2.50%	2.17%
Net charge-offs to average loans	1.81	2.59	2.86	2.09	1.41
Gross charge-offs to average loans	1.95	2.74	2.93	2.17	1.49
Recoveries to gross charge-offs	7.27	5.49	2.62	3.77	5.61
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Reserve at beginning of period	$2,200	$2,300	$2,800	$800	$800
Provision for credit losses	200	(100)	(500)	2,000	-
Reserve at end of period	$2,400	$2,200	$2,300	$2,800	$800

Management believes Whitney has worked through the most severe real estate-related credit issues in Florida and Alabama.  Although the portfolios outside those markets show stress that is typical in a recessionary environment, management’s evaluation of these credit issues does not point to an impact on loss provisions and charge-offs as significant as that caused by the problems in Florida and Alabama.  The uncertainties associated with the current economic environment, however, make it difficult for management to predict when the level of criticized loans will stabilize or retreat.  In this environment, the periodic estimate of inherent losses in Whitney’s loan portfolio may be volatile.

INVESTMENT SECURITIES
Whitney’s investment securities portfolio balance of $2.04 billion at March 31, 2010 was down $8.1 million, or less than 1%, from year-end 2009.  Securities with carrying values of $1.30 billion at March 31, 2010 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.  Average investment securities in the current quarter were also down less than 1% from the fourth quarter of 2009.  The composition of the average portfolio of investment securities and effective yields are shown in Table 14.
Mortgage-backed securities issued or guaranteed by U.S. government agencies continued to be the main component of the portfolio, comprising 84% of the total at March 31, 2010.  The duration of the overall investment portfolio was 2.6 years at March 31, 2010 and would extend to 3.8 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model.  Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates.  At December 31, 2009, the portfolio’s estimated duration was also 2.6 years.
Securities available for sale made up the bulk of the total investment portfolio at March 31, 2009.  Available-for-sale securities are carried at fair value, and the balance reported at March 31, 2010 reflected gross unrealized gains of $45.1 million and minimal unrealized losses.
The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers.  Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
Total deposits at March 31, 2010 decreased approximately 2%, or $188 million, from December 31, 2009.  Average total deposits for the first quarter of 2010 were down slightly from the fourth quarter of 2009.
Table 10 shows the composition of deposits at March 31, 2010, and at the end of the previous four quarters.  Table 14 presents the composition of average deposits and borrowings and the effective rates on interest-bearing funding sources for the first quarter of 2010 and the fourth and first quarters of 2009.

TABLE 10. DEPOSIT COMPOSITION
	2010		2009
(dollars in millions)	March 31		December 31		September 30		June 30		March 31
Noninterest-bearing
demand deposits	$3,298	37%	$3,301	36%	$3,130	35%	$3,082	34%	$3,177	35%
Interest-bearing deposits:
NOW account deposits	1,161	13	1,299	14	1,093	12	1,107	12	1,179	13
Money market deposits	1,768	20	1,824	20	1,800	20	1,760	19	1,494	16
Savings deposits	869	10	840	9	839	10	906	10	917	10
Other time deposits	745	8	799	9	817	9	829	9	861	9
Time deposits
$100,000 and over	1,121	12	1,087	12	1,201	14	1,460	16	1,584	17
Total interest-bearing	5,664	63	5,849	64	5,750	65	6,062	66	6,035	65
Total	$8,962	100%	$9,150	100%	$8,880	100%	$9,144	100%	$9,212	100%

Noninterest-bearing demand deposits were essentially unchanged compared to year-end 2009 and up 4% from March 31, 2009.  Demand deposits comprised 37% of total deposits at March 31, 2010 compared to 36% at December 31, 2009 and 35% a year earlier.  The increase in money market accounts since March 31, 2009 reflected the results of a campaign the Bank executed during the first half of 2009 to attract new personal and business accounts.  Deposits at year-end 2009 had included some seasonal inflows that were concentrated in NOW accounts.
Time deposits at March 31, 2010 were down $20 million compared to year-end 2009 and $579 million, or 24%, compared to March 31, 2009.  The sustained period of low market interest rates has tended to reduce the attractiveness of time deposits compared to alternative deposit products and investments.  Customers held $159 million of funds in treasury-management time deposit products at March 31, 2010, up slightly from the total held at December 31, 2009, but down $154 million from the total a year earlier.  These products are used mainly by commercial customers with excess liquidity pending redeployment for corporate or investment purposes, and, while they provide a recurring source of funds, the amounts available over time can be volatile.  Competitively bid public fund time deposits totaled approximately $127 million at the end of the first quarter of 2010, which was up $46 million from year-end 2009.  Treasury-management deposits and public fund deposits serve partly as an alternative to Whitney’s other short-term borrowings.
               The balance of short-term borrowings at March 31, 2010, was down 17%, or $124 million, from year-end 2009.  The main source of short-term borrowings continued to be the sale of securities under repurchase agreements to customers using Whitney’s treasury-management sweep product.  Borrowings from customers under securities repurchase agreements totaled $596 million at March 31, 2010, which was down $116 million from December 31, 2009.  Similar to Whitney’s treasury-management deposit products, this source of funds can be volatile.  Other short-term borrowings, which have included purchased federal funds, short-term Federal Home Loan Bank (FHLB) advances and borrowings through the Federal Reserve’s Term Auction Facility, were relatively minor at both March 31, 2010 and December 31, 2009, reflecting weak loan demand and the funds available from the Company’s common stock offering in the fourth quarter of 2009.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Shareholders’ equity totaled $1.68 billion at March 31, 2010, which represented a decrease of $4.8 million from the end of 2009.  Shareholders’ equity was reduced by the $6.3 million net loss for the first quarter of 2010 and by common dividends of $1.0 million and preferred dividends of $3.8 million.  These reductions were offset partly by a $4.8 million increase in other comprehensive income, mainly from a net unrealized holding gain on securities available for sale.

Regulatory Capital
Tables 11 and 12 present information on regulatory capital ratios for the Company and the Bank.  The capital raised in Whitney’s stock offering in the fourth quarter of 2009 is reflected in the Company’s Tier 1 regulatory capital.  Treasury’s investment in preferred stock and common stock warrants qualifies as Tier 1 capital for the Company.  Tier 2 regulatory capital for both the Company and the Bank includes $150 million in subordinated notes payable issued by the Bank.
The reduction in Tier 1 capital and the decrease in regulatory capital ratios from December 31, 2009 stemmed mainly from an adjustment in the amount of deferred tax assets disallowed for regulatory capital calculations.  The rules governing regulatory capital treatment of deferred tax assets differ from and are more limiting than the generally accepted accounting guidance applied in evaluating the need for a deferred tax asset valuation allowance.  No valuation allowance was required in the financial statements as of March 31, 2010.  The decrease in risk-weighted assets from the end of 2009 reflected mainly the reduction in outstanding loans.

TABLE 11. REGULATORY CAPITAL AND CAPITAL RATIOS – COMPANY
	March 31	December 31
(dollars in thousands)	2010	2009
Tier 1 regulatory capital	$1,180,989	$1,242,268
Tier 2 regulatory capital	266,636	270,532
Total regulatory capital	$1,447,625	$1,512,800
Risk-weighted assets	$9,236,020	$9,552,632
Ratios:
Leverage (Tier 1 capital to average assets)	10.61%	11.05%
Tier 1 capital to risk-weighted assets	12.79	13.00
Total capital to risk-weighted assets	15.67	15.84

The minimum capital ratios are generally 4% leverage, 4% Tier 1 capital and 8% total capital.  Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.  Bank holding companies must also have at least a 6% Tier 1 capital ratio and a 10% total capital ratio to be considered well-capitalized for various regulatory purposes.  As of March 31, 2010, the Company had the requisite capital levels to qualify as well-capitalized by its regulators.

TABLE 12. REGULATORY CAPITAL AND CAPITAL RATIOS – BANK
	March 31	December 31
(dollars in thousands)	2010	2009
Tier 1 regulatory capital	$ 945,698	$ 999,176
Tier 2 regulatory capital	266,467	270,336
Total regulatory capital	$1,212,165	1,269,512
Risk-weighted assets	$9,222,473	$9,536,894
Regulatory capital ratios:
Leverage (Tier 1 capital to average assets)	8.51%	8.90%
Tier 1 capital to risk-weighted assets	10.25	10.48
Total capital to risk-weighted assets	13.14	13.31

For a bank to qualify as well-capitalized under the current regulatory framework for prompt corrective supervisory action, its leverage, Tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively.  As a result of the current difficult operating environment and recent operating losses, the Bank has committed to its primary regulator that it will maintain higher capital ratios with a leverage ratio of at least 8%, a Tier 1 regulatory capital ratio of at least 9%, and a total risk-based capital ratio of at least 12%.  As of March 31, 2010, the Bank exceeded the requisite capital levels to both satisfy these target minimums and to qualify as well-capitalized by its regulators.  The capital raised by the Company in its recent common stock offering strengthens its capacity to serve as a source of financial support to the Bank.

Dividends
The Company declared a nominal dividend of $.01 per share to common shareholders for the first quarter of 2010, the same quarterly rate as throughout 2009.  The Company must currently obtain regulatory approval before increasing the common dividend rate above this level.  Regulatory policy statements provide that generally bank holding companies should only pay dividends out of current operating earnings and that the level of dividends, if any, must be consistent with current and expected capital requirements.  Preferred dividends totaled $3.8 million for the first quarter of 2010.
In addition to these regulatory requirements and restrictions, Whitney’s ability to pay common dividends is also limited by its participation in Treasury’s CPP.  Prior to December 19, 2011, unless the Company has redeemed the preferred stock issued to Treasury in the CPP or Treasury has transferred the preferred stock to a third party, Whitney cannot pay a quarterly common dividend above $.31 per share.  Furthermore, if Whitney is not current in the payment of quarterly dividends on the preferred stock, it cannot pay dividends on its common stock.
The common dividend rate will be reassessed quarterly in light of credit quality trends, expected earnings performance and capital levels, limitations resulting from Treasury’s CPP or regulatory requirements, and the Bank’s capacity to declare and pay dividends to the Company.  Given the current operating environment, it is unlikely that Whitney will increase the common dividend in the near term.

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
Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan portfolio and the portfolio of investment securities and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities, and prepayments, through use as collateral for borrowings, and through possible sale or securitization.  At March 31, 2010, securities available for sale with a carrying value of $1.14 billion, out of a total portfolio of $1.88 billion, were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.
On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources.  The section above entitled “Deposits and Borrowings” discusses changes in these liability-funding sources in the first quarter of 2010.
In late 2008, the FDIC took certain steps that were designed to support deposit retention and to enhance the liquidity of the nation’s insured depository institutions and thereby assist in stabilizing the overall economy following the severe disruption in the credit markets.  The FDIC temporarily increased deposit insurance coverage limits for all deposit accounts from $100,000 to $250,000 per depositor through December 31, 2009.  This expanded coverage was subsequently extended through December 31, 2013.  In addition to the increased coverage limits, the FDIC also offered to provide unlimited deposit insurance coverage for noninterest-bearing transaction accounts and certain other specified deposits through the end of 2009.  The FDIC initially extended this unlimited coverage through June 30, 2010 and recently approved an additional extension through at least December 31, 2010.  Whitney has elected not to participate in the most recent extension of this program, and the unlimited coverage will end effective July 1, 2010.   In light of the Company's capital position, the reduced volatility in the financial markets and increased depositor and consumer confidence, management anticipates that this decision will not have a significant impact on the Bank’s liquidity position.
Wholesale funding currently used by the Bank includes FHLB advances and federal funds purchased from correspondents and borrowings through the Federal Reserve’s Term Auction Facility.  The Bank’s unused borrowing capacity from the FHLB at March 31, 2010 totaled approximately $1.5 billion and is secured by a blanket lien on loans secured by real estate.  The Bank’s unused borrowing capacity from the Federal Reserve Discount Window totaled approximately $.9 billion at March 31, 2010, based on collateral pledged.  In addition, both the Company and the Bank have access to external funding sources in the financial markets.
Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows located in Item 1 of this report present operating cash flows and summarize all significant sources and uses of funds for the first quarters of 2010 and 2009.

In the fourth quarter of 2009, Whitney raised $218 million in an underwritten public offering of 28.75 million of the Company’s common shares.  At March 31, 2010, the Company had approximately $234 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and other corporate purposes.  As discussed earlier, Whitney reduced its quarterly common dividend to $.01 per share throughout 2009 and for the first quarter of 2010, and the Company must currently obtain regulatory approval before increasing the common dividend rate above this rate.
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

Contractual Obligations
Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations, other than obligations under deposit contracts and short-term borrowings, were scheduled in Whitney’s annual report on Form 10-K for the year ended December 31, 2009.  The most significant obligations included long-term debt service, operating leases for banking facilities and various multi-year contracts for outsourced services and software licenses.  There have been no material changes in contractual obligations from year-end 2009 through the end of first quarter of 2010.

OFF-BALANCE-SHEET ARRANGEMENTS
As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements.  The most significant off-balance-sheet obligations are the Bank’s commitments under traditional credit-related financial instruments.  Table 13 schedules these commitments as of March 31, 2010 by the periods in which they expire.  Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 13. CREDIT-RELATED COMMITMENTS
	Commitments expiring by period from March 31, 2010
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years
Loan commitments – revolving	$2,360,288	$1,602,814	$647,423	$106,833	$3,218
Loan commitments – nonrevolving	285,728	177,450	105,653	2,625	-
Credit card and personal credit lines	576,082	576,082	-	-	-
Standby and other letters of credit	355,795	193,560	76,332	85,903	-
Total	$3,577,893	$2,549,906	$829,408	$195,361	$3,218

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
Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows.  The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations.  The sensitivity is measured against the results of a base simulation run that uses forecasts of earning assets and funding sources as of the measurement date and that assumes a stable rate environment and structure.  Based on the simulation run at March 31, 2010, annual net interest income (TE) would be expected to increase approximately $2.9 million, or less than 1%, if interest rates instantaneously increased from current rates by 100 basis points.  A comparable simulation run as of December 31, 2009 produced results that indicated a negative impact on net interest income (TE) of $8.1 million, or 1.8%, from a 100 basis point rate increase.  The change in the simulation results reflected mainly a shift in the composition of forecasted earning assets.  Although Whitney has historically tended to be moderately asset sensitive over the near term, the more recent simulations indicate a neutral to somewhat liability-sensitive position in a rising market rate scenario.  This change reflects to a large extent the increased use of rate floors on variable-rate loans and the extent to which these floors exceed the indexed rates in the current low rate environment.  Additional information on variable-rate loans and loans with rate floors is included in the following section on “Net Interest Income (TE).”  The simulation assuming a 100 basis point decrease from current rates was suspended at both March 31, 2010 and December 31, 2009 in light of the historically low rate environment.
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

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
Whitney’s net interest income (TE) for the first quarter of 2010 decreased 4%, or $4.8 million, compared to the fourth quarter of 2009.  The fewer days in the current period would account for approximately $2 million of this decrease, other factors held constant.  Average earning assets were down over 1% between these periods, and the net interest margin (TE) contracted 5 basis points to 4.15% from 4.20%.  Net interest income (TE) for the first quarter of 2010 was down approximately 5%, or $5.3 million, compared to the first quarter of 2009.  Average earning assets decreased 5% between these periods, but the net interest margin (TE) in the first quarter of 2010 was up slightly from the year-earlier period.  Tables 14 and 15 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).
The overall yield on earning assets showed a small decrease of 7 basis points from the fourth quarter of 2009 and was down 21 basis points from the first quarter of 2009.  The reduced level of loans in the earning asset mix was the main factor behind both of these decreases.  Loan yields (TE) in the first quarter of 2010 declined 3 basis points from 2009’s fourth quarter and 6 basis points from the first quarter of 2009.  The rates on approximately 56%, or $4.4 billion, of the loan portfolio at March 31, 2010 vary based on either LIBOR (28%) or prime rate (28%) benchmarks.  The percentages are generally consistent with those at year-end 2009 and at March 31, 2009.  The increased use of rate floors has muted the impact of the overall lower rate environment on loan yields.  At March 31, 2010, approximately 62% of the outstanding balance of Whitney’s LIBOR/prime-based loans was subject to rate floors compared to 45% a year earlier.  The yield (TE) on the largely fixed-rate investment portfolio in the first quarter of 2010 was down 6 basis points from the fourth quarter of 2009 and 41 basis points from the year-earlier period.
The inflated level of nonaccruing loans has also reduced net interest income and lowered the effective asset yield and net interest margin.  Nonaccruing loans reduced Whitney’s net interest margin by at least 20 basis points for the first quarter of 2010 and a comparable though slightly lower amount for both the fourth and first quarters of 2009.
The cost of funds for the first quarter of 2010 decreased 2 basis points from the fourth quarter of 2009 and 23 basis points from the first quarter of 2009.  The year-over-year decline in the overall cost of funds reflected mainly the impact of the sustained low rate environment on both deposit and short-term borrowing rates.  The overall cost of interest-bearing deposits was down 39 basis points between the first quarters of 2009 and 2010, with the cost of the more rate sensitive time deposits down 86 basis points.  Short-term borrowing costs decreased 26 basis points over this same period.  Noninterest-bearing demand deposits funded a favorable 31% of average earning assets in the first quarter of 2010, up slightly from both the fourth and first quarters of 2009, although the benefit to the net interest margin was somewhat muted by the low rate environment.  The percentage of funding from all noninterest-bearing sources increased to 37% in the first quarter of 2010, compared to 36% in 2009’s fourth quarter and 33% in the year-earlier period.

TABLE 14. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a), YIELDS AND RATES

(dollars in thousands)	First Quarter 2010			Fourth Quarter 2009			First Quarter 2009
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$8,230,993	$100,178	4.93%	$8,462,895	$105,735	4.96%	$9,102,056	$112,022	4.99%
Mortgage-backed securities	1,677,908	17,083	4.07	1,678,240	17,397	4.15	1,506,143	17,211	4.57
U.S. agency securities	102,074	1,121	4.39	103,056	1,122	4.35	104,858	1,122	4.28
Obligations of states and political
subdivisions (TE)	176,010	2,592	5.89	185,468	2,757	5.95	211,580	3,146	5.95
Other securities	52,103	613	4.71	58,339	608	4.17	62,577	518	3.31
Total investment securities	2,008,095	21,409	4.26	2,025,103	21,884	4.32	1,885,158	21,997	4.67
Federal funds sold and
short-term investments	243,123	179	.30	147,575	125	.34	67,391	178	1.07
Total earning assets	10,482,211	$121,766	4.70%	10,635,573	$127,744	4.77%	11,054,605	$134,197	4.91%
NONEARNING ASSETS
Other assets	1,410,946			1,332,118			1,279,540
Allowance for loan losses	(236,380)			(234,542)			(174,893)
Total assets	$11,656,777			$11,733,149			$12,159,252

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,247,118	$1,120	.36%	$1,157,068	$1,042	.36%	$1,256,389	$1,166	.38%
Money market deposits	1,794,820	3,613	.82	1,822,403	3,758	.82	1,313,965	2,213	.68
Savings deposits	849,006	309	.15	843,277	321	.15	908,182	361	.16
Other time deposits	781,806	2,680	1.39	821,667	3,060	1.48	870,547	5,320	2.48
Time deposits $100,000 and over	1,093,159	3,698	1.37	1,150,057	4,380	1.51	1,619,302	8,446	2.12
Total interest-bearing deposits	5,765,909	11,420	.80	5,794,472	12,561	.86	5,968,385	17,506	1.19
Short-term borrowings	644,838	276	.17	760,881	296	.15	1,203,813	1,278	.43
Long-term debt	199,711	2,486	4.98	199,687	2,491	4.99	183,311	2,489	5.43
Total interest-bearing liabilities	6,610,458	$14,182	.87%	6,755,040	$15,348	.90%	7,355,509	$21,273	1.17%
NONINTEREST-BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
Demand deposits	3,260,794			3,222,748			3,150,615
Other liabilities	100,988			126,049			119,835
Shareholders' equity	1,684,537			1,629,312			1,533,293
Total liabilities and
shareholders' equity	$11,656,777			$11,733,149			$12,159,252

Net interest income and margin (TE)		$107,584	4.15%		$112,396	4.20%		$112,924	4.13%
Net earning assets and spread	$3,871,753		3.83%	$3,880,533		3.87%	$3,699,096		3.74%
Interest cost of funding earning assets			.55%			.57%			.78%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $418,742, $404,846 and $331,348, respectively, in the first quarter of 2010 and the fourth and first quarters of 2009.

TABLE 15. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	First Quarter 2010 Compared to:
	Fourth Quarter 2009			First Quarter 2009
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
INTEREST INCOME (TE)
Loans (TE)	$(4,579)	$(978)	$(5,557)	$(10,604)	$(1,240)	$(11,844)
Mortgage-backed securities	(3)	(311)	(314)	1,848	(1,976)	(128)
U.S. agency securities	(11)	10	(1)	(30)	29	(1)
Obligations of states and political
subdivisions (TE)	(140)	(25)	(165)	(524)	(30)	(554)
Other securities	(69)	74	5	(97)	192	95
Total investment securities	(223)	(252)	(475)	1,197	(1,785)	(588)
Federal funds sold and
short-term investments	70	(16)	54	204	(203)	1
Total interest income (TE)	(4,732)	(1,246)	(5,978)	(9,203)	(3,228)	(12,431)

INTEREST EXPENSE
NOW account deposits	62	16	78	(9)	(37)	(46)
Money market deposits	(127)	(18)	(145)	913	487	1,400
Savings deposits	1	(13)	(12)	(23)	(29)	(52)
Other time deposits	(171)	(209)	(380)	(497)	(2,143)	(2,640)
Time deposits $100,000 and over	(238)	(444)	(682)	(2,281)	(2,467)	(4,748)
Total interest-bearing deposits	(473)	(668)	(1,141)	(1,897)	(4,189)	(6,086)
Short-term borrowings	(51)	31	(20)	(438)	(564)	(1,002)
Long-term debt	-	(5)	(5)	212	(215)	(3)
Total interest expense	(524)	(642)	(1,166)	(2,123)	(4,968)	(7,091)
Change in net interest income (TE)	$(4,208)	$(604)	$(4,812)	$(7,080)	$1,740	$(5,340)

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

There are several factors that will challenge Whitney’s ability to increase net interest income and expand the net interest margin in the near future.  Continued weak loan demand will make it difficult to grow earning assets and maintain the proportion of loans in the earning asset mix.  The rates on many variable-rate loans with rate floors currently exceed the underlying indexed market rates.  This will initially limit the benefit to Whitney’s loan yields from any rise in market rates as the economy recovers.  Whitney continues to manage its deposit rates and funding mix to maintain a favorable net interest margin, but the ability to further reduce funding costs has become limited after the sustained period of low market rates.

PROVISION FOR CREDIT LOSSES
Whitney reduced its provision for credit losses to $37.5 million in the first quarter of 2010, with approximately half of the current provision related to nonperforming loans evaluated for impairment.  This compares to a provision of $39.5 million in 2009’s fourth quarter and $65.0 million in the first quarter of 2009.  The current quarterly provision is down $43.0 million from its peak of $80.5 million in the third quarter of 2009.  Net loan charge-offs in 2010’s first quarter were $37.1 million, or 1.81% of average loans on an annualized basis, compared to $54.5 million, or 2.59% of average loans, in the fourth quarter of 2009 and  $31.9 million, or 1.41% of loans, in 2009’s first quarter.  It is expected that net loan charge-offs also peaked in the third quarter of 2009 at $61.9 million.
Loans from Whitney’s Florida and Alabama markets continued to drive the provision for loan losses and charge-offs during the first quarter of 2010.  Approximately $30 million of the provision and $31 million of the gross charge-offs in 2010’s first quarter came from the Florida and Alabama markets and were predominantly real estate-related.  At the peak in the third quarter of 2009, the Florida and Alabama markets had accounted for approximately $69 million of the provision for credit losses and $52 million of gross charge-offs.
The allowance for loan losses increased to 2.77% of total loans at March 31, 2010, compared to 2.66% at December 31, 2009 and 2.17% a year earlier.
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

NONINTEREST INCOME
Noninterest income decreased $1.0 million, or 3%, from the first quarter of 2009 to a total of $28.2 million in 2010’s first quarter.
Deposit service charge income in the first quarter of 2010 was down 14%, or $1.4 million in total, from the first quarter of 2009, mainly on lower commercial account fees.  Service charges include periodic account maintenance fees for both business and personal customers, charges for specific transactions or services such as processing return items or wire transfers, and other revenue associated with deposit accounts such as commissions on check sales.
The fees charged on a large number of Whitney’s commercial accounts are based on an analysis of account activity, and these customers are allowed to offset accumulated charges with an earnings credit based on balances maintained in the account.  The decline in commercial fees was driven in large part by an increase in the earnings credit allowance as both the earnings credit rate and the account balances maintained were higher in the first quarter of 2010 compared to the year-earlier period.
Charges earned on specific transactions were up slightly compared to the first quarter of 2009.  The main component of this income category is fees earned on items returned for insufficient funds and for overdrafts.  Return item and overdraft fees are expected to trend lower as new consumer protection regulations are implemented in the third quarter of 2010. The Company continues to monitor other legislative and regulatory proposals that would impose limits on certain deposit and other transaction fees and potentially reduce the Bank’s fee income.
Bank card fees in the first quarter of 2010 were up $1.3 million compared to the first quarter of 2009, although over half of this increase reflected a change in the reporting of certain transactions by a new processor, with the offset in the ATM fees category included in other noninterest income.  Excluding the impact of this change in mid-2009, bank card fees increased 13%, or $.6 million, between these periods on higher transaction volume.
Fee income from Whitney’s secondary mortgage market operations grew 3% from the first quarter of 2009.  Overall housing market conditions were improved in the first quarter of 2010, but the year-earlier period saw a higher level of refinancing activity that continued through much of 2009.  It is unclear if improvement in market conditions will generate loan production sufficient to offset an anticipated continued reduction in refinancing activity relative to 2009.  Trust service fees were down 2% from the first quarter of 2009.
The categories comprising other noninterest income decreased a combined $.9 million compared to the first quarter of 2009, including the impact of the redirection of certain income to bank card fees as noted earlier.  There were positive contributions from most recurring revenue sources.  Net gains and other revenue from grandfathered foreclosed assets totaled $.9 million in the first quarter of 2010 compared to $1.1 million in the first quarter of 2009.  The Company also recognized a $.6 million gain on the disposition of surplus banking facilities in the first quarter of 2009.
Noninterest income for the first quarter of 2010 decreased 3%, or $.8 million, compared to the fourth quarter of 2009.  Deposit service charge income was down 7%, or $.6 million, primarily from reductions in commercial account analysis activity and return item and overdraft activity.  Secondary mortgage market fee income was down 16%, or $.4 million, with lower production related mainly to a slowdown in refinancing activity.

NONINTEREST EXPENSE
Noninterest expense increased $12.9 million, or 13%, to a total of $110 million in the first quarter of 2010 compared to the same period in 2009.  Loan collection costs, including related legal services, and foreclosed asset expenses and provisions for valuation losses totaled $8.5 million for the first quarter of 2010, up $5.1 million from the first quarter of 2009.  Noninterest expense for the current quarter also included $4.5 million for estimated losses on repurchase obligations associated with certain mortgage loans that had been originated and sold by an acquired entity before the acquisition date.
Whitney’s personnel expense increased less than 1% in total between these periods.  Employee compensation was up 1%, or $.5 million, reflecting in part a modest level of normal salary adjustments in this difficult operating environment and a generally stable full-time equivalent staff level.  No management cash bonus was accrued in the first quarter of 2010 or throughout all of 2009.  The cost of employee benefits was down 2%, or $.3 million, mainly on lower cost of retirement benefits.

The total expense for professional services, both legal and other services, increased $.5 million compared to the first quarter of 2009, driven by higher legal costs associated with problem loan collection efforts as noted earlier.
The expense for deposit insurance and other regulatory fees in the first quarter of 2010 was up $2.4 million compared to the first quarter of 2009, mainly related to intervening changes in some of the Bank-specific variables that underlie the assessment calculation.  The Bank has participated in the part of the FDIC’s Temporary Liquidity Guarantee Program that provides for unlimited deposit insurance coverage for specified deposit categories.  This program began October 14, 2008 and was scheduled to end June 30, 2010.  The FDIC recently announced an extension of this program, but the Bank has elected not to participate, and the unlimited deposit coverage and related insurance assessments will end effective July 1, 2010.
Total noninterest expense for the first quarter of 2010 increased $5.6 million, or 5%, from the fourth quarter of 2009.  The increase is related mainly to the $4.5 million loss on mortgage loan repurchase obligations mentioned earlier.  Total personnel expense for the first quarter of 2010 increased $.6 million, or 1%, from the fourth quarter of 2009.  Employee compensation was up $.7 million mainly as a result of revised estimates to 2009 annual sales-based incentive plan compensation in the fourth quarter of 2009.  Employee benefits declined $.1 million from the fourth quarter of 2009.

INCOME TAXES
Whitney recorded an income tax benefit at an effective rate of 49.1% on the pre-tax loss for the first quarter of 2010 and 46.9% for the first quarter of 2009.  In determining the effective tax rate and tax benefit for the first quarter of 2010, the Company referred to the actual results for the current interim period rather than projected results for the full year because of the potential for volatility in the interim effective tax rate as a result of fluctuations in the provision for credit losses.  Whitney’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt interest income and the availability of tax credits.  Interest income from the financing of state and local governments and earnings from the bank-owned life insurance program are the major components of tax-exempt income.  The main source of tax credits has been investments in affordable housing projects and in projects that primarily benefit low-income communities or help the recovery and redevelopment of communities in the Gulf Opportunity Zone.  Tax-exempt income and tax credits tend to increase the effective tax benefit rate from the statutory rate in loss periods and to reduce the effective tax expense rate in profitable periods.  The impact on the effective tax rate becomes more pronounced as the pre-tax income or loss becomes smaller, leading to lower expense rates and higher benefit rates.
Louisiana-sourced income of commercial banks is not subject to state income taxes.  Rather, a bank in Louisiana pays a tax based on the value of its capital stock in lieu of income and franchise taxes.  Whitney’s corporate value tax is included in noninterest expense.  This expense will fluctuate in part based on changes in the Bank’s equity and earnings and in part based on market valuation trends for the banking industry.

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

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

None

Item 1A.  RISK FACTORS

The following risk factors contain information concerning factors that could materially affect our business, financial condition or future results.  The risk factors that are described below and that are discussed in Item 1A to Part 1 of Whitney’s annual report on Form 10-K for the year ended December 31, 2009 should be considered carefully in evaluating the Company’s overall risk profile.  Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse affect on Whitney’s business, financial condition or results of operations.

The recent oil leak in the Gulf of Mexico could have a negative impact on Whitney’s customers and, indirectly, result in a negative impact on Whitney’s earnings.

In late April 2010, the explosion and collapse of a drilling rig in the Gulf of Mexico off the coast of Louisiana caused a major oil leak that has not yet been contained.  The ultimate impact of this accident cannot yet be determined, but the resulting oil slick has the potential to negatively affect commercial activities in various industries across several states on both a short-term and long-term basis as well as the broader economies of the impacted regions.  We are closely monitoring the progress of the containment and mitigation efforts underway, and are in the process of identifying and communicating with customers that could possibly be affected.  Until the true scope of the event is known, however, it is not possible to reasonably estimate the extent to which it might impact Whitney’s earnings.

Whitney’s business is highly regulated.  Our compliance with existing and proposed banking legislation and regulation, including our compliance with regulatory and supervisory actions, could adversely limit or restrict our activities and adversely affect our business, operating flexibility and financial condition.

As a result of the current difficult operating environment and the Company’s recent operating losses, the Bank’s primary regulator has required the Bank to implement plans to (i) maintain regulatory capital at a level sufficient to meet specific minimum regulatory capital ratios set by the regulator; (ii) make several improvements to the Bank’s oversight of its lending operations; and (iii) assess the adequacy of the Bank’s allowance for loan and lease losses and improve related policies and procedures.  The Bank’s specified minimum regulatory capital ratios are a leverage ratio of 8%, a Tier 1 Capital ratio of 9%, and a Total Capital ratio of 12%.  As of March 31, 2010, the Bank’s regulatory ratios exceeded all three of these minimum ratios with an 8.51% leverage ratio, a 10.25% Tier 1 Capital ratio, and a 13.14% Total Capital ratio.
The Company’s primary regulator has also required us to take certain actions in addition to the foregoing, which include (i) obtaining regulatory approval prior to repurchasing our common stock or incurring, guaranteeing additional debt or increasing our cash dividends, (ii) providing a plan to strengthen risk management reporting and practices and (iii) providing a capital plan to maintain a sufficient capital position and updating the plan quarterly with capital projections and stress tests.
We continue to work diligently to ensure full compliance with the requirements; however, if the Company or the Bank are unable to implement these plans in a timely manner and otherwise meet the commitments outlined above or if we fail to adequately resolve any other matters that any of our regulators may require us to address in the future, we could become subject to more stringent supervisory actions, up to and including a cease and desist order.
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
As a result of the supervisory actions discussed above, we are subject to additional regulatory approval processes for certain activities such as building new branches.  If we are unable to resolve these regulatory issues on a timely basis, we could become subject to significant restrictions on our existing business or on our ability to develop any new business.  In addition, we could be required to dispose of certain assets or liabilities within a prescribed period of time, raise additional capital in the future or restrict or reduce our dividends.  The terms of any such supervisory action could have a material negative effect on our business, operating flexibility and financial condition.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No repurchase plans were in effect during the first quarter of 2010.  Under the CPP, prior to the earlier of (i) December 19, 2011 or (ii) the date on which the Series A Preferred Stock is redeemed in whole or the U.S. Treasury has transferred all of the Series A Preferred Stock to unaffiliated third parties, the consent of the U.S. Treasury is required to repurchase any shares of common stock, except in connection with benefit plans in the ordinary course of business and certain other limited exceptions.
There have been no recent sales of unregistered securities.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None

Item 4.    RESERVED

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

WHITNEY HOLDING CORPORATION
                     (Registrant)

By:  /s/Thomas L. Callicutt, Jr.
             Thomas L. Callicutt, Jr.
             Senior Executive Vice President and
             Chief Financial Officer
             (in his capacities as a duly authorized
             officer of the registrant and as
             principal accounting officer)

May 10, 2010
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