Form 10-Q
period 2010-06-30
WHITNEY HOLDING CORP
filed 2010-08-09
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, 96,637,485 shares of the registrant’s no par value common stock were outstanding.

WHITNEY HOLDING CORPORATION

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, and other periodic reports filed by Whitney Holding Corporation (“Whitney”) with the SEC, may include “forward-looking statements” within the meaning of the “safe harbor” provided by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934. These statements are intended to be covered by the safe harbor.  Forward-looking statements provide projections of results of operations or of financial condition or state other forward-looking information, such as expectations about future conditions and descriptions of plans and strategies for the future.  Forward-looking statements often contain words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project” or other words of similar meaning.
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
Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:

•
the Dodd-Frank Wall Street Reform and Consumer Protection Act became law on July 21, 2010, and a number of legislative, regulatory and tax proposals remain pending.  Additionally, the U.S. Treasury and federal banking regulators continue to implement, but are also beginning to wind down, a number of programs to address capital and liquidity in the banking system.  All of the foregoing may have significant effects on Whitney and the financial services industry, the exact nature and extent of which cannot be determined at this time;

•
possible changes in general economic and business conditions in the United States in general and in the communities Whitney serves in particular, including any prolonging or worsening of the current unfavorable economic conditions, including unemployment levels;

•	further declines in the values of residential and commercial real estate;
•	Whitney’s ability to effectively manage interest rate risk and other market risk, credit risk, operational risk, legal risk, liquidity risk, and regulatory and compliance risk;
•	changes in interest rates that affect the pricing of Whitney’s financial products, the demand for its financial services and the valuation of its financial assets and liabilities;
•	Whitney’s ability to manage fluctuations in the value of its assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support its business;
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
•
the failure to attract or retain key personnel, including the impact of compensation and other restrictions imposed under the Troubled Asset Relief Program (TARP) until Whitney repays the outstanding preferred stock issued under TARP;

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

See also Item 1A, “Risk Factors” of Part II of this Form 10-Q, Item 1A to Part I of Whitney’s annual report on Form 10-K for the year ended December 31, 2009 and Item 1A of Part II of Whitney’s quarterly report on Form 10-Q for the quarter ended March 31, 2010.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30	December 31
(dollars in thousands)	2010	2009
	(Unaudited)
ASSETS
Cash and due from financial institutions	$200,075	$216,347
Federal funds sold and short-term investments	130,113	212,219
Loans held for sale	28,470	33,745
Investment securities
Securities available for sale	1,915,587	1,875,495
Securities held to maturity, fair values of $166,164 and $180,384, respectively	160,726	174,945
Total investment securities	2,076,313	2,050,440
Loans, net of unearned income	7,979,371	8,403,443
Allowance for loan losses	(229,884)	(223,671)
Net loans	7,749,487	8,179,772

Bank premises and equipment	227,620	223,142
Goodwill	435,678	435,678
Other intangible assets	11,284	14,116
Accrued interest receivable	29,783	32,841
Other assets	527,938	493,841
Total assets	$11,416,761	$11,892,141

LIABILITIES
Noninterest-bearing demand deposits	$3,229,244	$3,301,354
Interest-bearing deposits	5,589,807	5,848,540
Total deposits	8,819,051	9,149,894

Short-term borrowings	599,106	734,606
Long-term debt	199,764	199,707
Accrued interest payable	9,794	11,908
Accrued expenses and other liabilities	114,880	114,962
Total liabilities	9,742,595	10,211,077

SHAREHOLDERS' EQUITY
Preferred stock, no par value
Authorized, 20,000,000 shares; issued and outstanding, 300,000 shares	295,608	294,974
Common stock, no par value
Authorized - 200,000,000 shares
Issued - 96,999,231 and 96,947,377 shares, respectively	2,800	2,800
Capital surplus	620,111	617,038
Retained earnings	756,127	790,481
Accumulated other comprehensive income (loss)	12,217	(11,532)
Treasury stock at cost - 500,000 shares	(12,697)	(12,697)
Total shareholders' equity	1,674,166	1,681,064
Total liabilities and shareholders' equity	$11,416,761	$11,892,141
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands, except per share data)	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$98,778	$110,353	$198,908	$222,167
Interest and dividends on investment securities
Taxable securities	18,456	18,494	37,273	37,345
Tax-exempt securities	1,620	1,963	3,305	4,008
Interest on federal funds sold and short-term investments	157	204	336	382
Total interest income	119,011	131,014	239,822	263,902
INTEREST EXPENSE
Interest on deposits	10,398	17,360	21,818	34,866
Interest on short-term borrowings	255	570	531	1,848
Interest on long-term debt	2,489	2,512	4,975	5,001
Total interest expense	13,142	20,442	27,324	41,715
NET INTEREST INCOME	105,869	110,572	212,498	222,187
PROVISION FOR CREDIT LOSSES	59,000	74,000	96,500	139,000
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	46,869	36,572	115,998	83,187
NONINTEREST INCOME
Service charges on deposit accounts	8,662	9,396	17,144	19,232
Bank card fees	6,217	4,620	11,891	9,007
Trust service fees	3,076	3,187	5,984	6,153
Secondary mortgage market operations	2,050	3,091	3,932	4,926
Other noninterest income	11,756	12,137	21,057	22,379
Securities transactions	-	-	-	-
Total noninterest income	31,761	32,431	60,008	61,697
NONINTEREST EXPENSE
Employee compensation	40,719	40,868	79,763	79,460
Employee benefits	9,004	10,485	20,055	21,807
Total personnel	49,723	51,353	99,818	101,267
Net occupancy	9,706	9,606	19,651	19,282
Equipment and data processing	6,923	6,528	13,517	12,882
Legal and other professional services	9,329	4,639	14,561	9,326
Deposit insurance and regulatory fees	6,491	9,879	12,504	13,464
Telecommunication and postage	3,022	2,952	6,107	6,049
Corporate value and franchise taxes	1,588	2,402	3,286	4,773
Amortization of intangibles	1,337	2,251	2,832	4,841
Provision for valuation losses on foreclosed assets	3,479	5,083	6,567	5,800
Nonlegal loan collection and other foreclosed asset costs	2,560	2,457	5,733	3,716
Other noninterest expense	15,989	14,657	35,277	27,255
Total noninterest expense	110,147	111,807	219,853	208,655
INCOME (LOSS) BEFORE INCOME TAXES	(31,517)	(42,804)	(43,847)	(63,771)
INCOME TAX EXPENSE (BENEFIT)	(13,524)	(21,503)	(19,574)	(31,331)
NET INCOME (LOSS)	$(17,993)	$(21,301)	$(24,273)	$(32,440)
Preferred stock dividends	4,067	4,067	8,134	8,092
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(22,060)	$(25,368)	$(32,407)	$(40,532)
EARNINGS (LOSS) PER COMMON SHARE
Basic	$(.23)	$(.38)	$(.34)	$(.60)
Diluted	(.23)	(.38)	(.34)	(.60)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	96,538,261	67,484,913	96,563,354	67,475,259
Diluted	96,538,261	67,484,913	96,563,354	67,475,259
CASH DIVIDENDS PER COMMON SHARE	$.01	$.01	$.02	$.02
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Common		Accumulated
			Stock and		Other
	Preferred	Common	Capital	Retained	Comprehensive	Treasury
(dollars and shares in thousands, except per share data)	Stock	Shares	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2008	$293,706	67,345	$400,503	$869,918	$(25,952)	$(12,697)	$1,525,478
Comprehensive income (loss):
Net loss	-	-	-	(32,440)	-	-	(32,440)
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	-	4,957	-	4,957
Net change in prior service cost or credit and
net actuarial loss on retirement plans, net of tax	-	-	-	-	(2,059)	-	(2,059)
Total comprehensive income (loss)	-	-	-	(32,440)	2,898	-	(29,542)
Common stock dividends, $.02 per share	-	-	-	(1,326)	-	-	(1,326)
Preferred stock dividend and discount accretion	634	-	-	(6,176)	-	-	(5,542)
Common stock issued to dividend reinvestment plan	-	41	634	-	-	-	634
Employee incentive plan common stock activity	-	258	(2,047)	-	-	-	(2,047)
Director compensation plan common stock activity	-	44	339	-	-	-	339
Balance at June 30, 2009	$294,340	67,688	$399,429	$829,976	$(23,054)	$(12,697)	$1,487,994

Balance at December 31, 2009	$294,974	96,447	$619,838	$790,481	$(11,532)	$(12,697)	$1,681,064
Comprehensive income (loss):
Net loss	-	-	-	(24,273)	-	-	(24,273)
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	-	20,096	-	20,096
Net change in prior service cost or credit and
net actuarial loss on retirement plans, net of tax	-	-	-	-	3,653	-	3,653
Total comprehensive income (loss)	-	-	-	(24,273)	23,749	-	(524)
Common stock dividends, $.02 per share	-	-	-	(1,947)	-	-	(1,947)
Preferred stock dividend and discount accretion	634	-	-	(8,134)	-	-	(7,500)
Common stock issued to dividend reinvestment plan	-	8	95	-	-	-	95
Employee incentive plan common stock activity	-	1	2,592	-	-	-	2,592
Director compensation plan common stock activity	-	43	386	-	-	-	386
Balance at June 30, 2010	$295,608	96,499	$622,911	$756,127	$12,217	$(12,697)	$1,674,166

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30
(dollars in thousands)	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(24,273)	$(32,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	10,628	10,555
Amortization of purchased intangibles	2,832	4,841
Share-based compensation earned	2,983	2,727
Premium amortization and discount accretion on securities, net	1,690	1,251
Provision for credit losses and losses on foreclosed assets	103,067	144,800
Net gains on asset dispositions, including gain on insurance settlement	(2,662)	(1,472)
Deferred tax benefit	(12,386)	(27,786)
Net increase in loans originated and held for sale	(5,528)	(48,057)
Net (increase) decrease in interest and other income receivable and prepaid expenses	5,355	(6,340)
Net increase (decrease) in interest payable and accrued income taxes and expenses	3,768	(7,080)
Other, net	(3,732)	1,317
Net cash provided by operating activities	81,742	42,316
INVESTING ACTIVITIES
Proceeds from maturities of investment securities available for sale	325,170	316,436
Purchases of investment securities available for sale	(335,883)	(330,362)
Proceeds from maturities of investment securities held to maturity	14,175	17,290
Net decrease in loans	285,896	185,662
Net decrease in federal funds sold and short-term investments	82,106	109,242
Proceeds from sales of foreclosed assets and surplus property	17,825	10,799
Purchases of bank premises and equipment	(15,875)	(14,644)
Other, net	4,038	(27,715)
Net cash provided by investing activities	377,452	266,708
FINANCING ACTIVITIES
Net increase (decrease) in transaction account and savings account deposits	(290,236)	123,931
Net decrease in time deposits	(40,545)	(241,162)
Net decrease in short-term borrowings	(135,500)	(261,696)
Proceeds from issuance of long-term debt	182	20,568
Repayment of long-term debt	(23)	(76)
Proceeds from issuance of common stock	95	634
Purchases of common stock	(3)	(1,084)
Cash dividends on common stock	(1,939)	(11,863)
Cash dividends on preferred stock	(7,500)	(6,084)
Other, net	3	(3,359)
Net cash used in financing activities	(475,466)	(380,191)
Decrease in cash and cash equivalents	(16,272)	(71,167)
Cash and cash equivalents at beginning of period	216,347	299,619
Cash and cash equivalents at end of period	$200,075	$228,452

Cash received during the period for:
Interest income	$240,772	$267,619

Cash paid (refund received) during the period for:
Interest expense	$29,535	$44,975
Income taxes	(6,600)	5,743

Noncash investing activities:
Foreclosed assets received in settlement of loans	$61,280	$28,057

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

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities Available for Sale
June 30, 2010
Mortgage-backed securities	$1,741,915	$68,285	$23	$1,810,177
U. S. agency securities	50,055	585	-	50,640
Obligations of states and political subdivisions	5,122	283	1	5,404
Other securities	49,401	-	35	49,366
Total	$1,846,493	$69,153	$59	$1,915,587
December 31, 2009
Mortgage-backed securities	$1,673,136	$38,435	$2,806	$1,708,765
U. S. agency securities	100,131	2,260	-	102,391
Obligations of states and political subdivisions	6,376	293	3	6,666
Other securities	57,673	-	-	57,673
Total	$1,837,316	$40,988	$2,809	$1,875,495
Securities Held to Maturity
June 30, 2010
Obligations of states and political subdivisions	$160,726	$5,443	$5	$166,164
Total	$160,726	$5,443	$5	$166,164
December 31, 2009
Obligations of states and political subdivisions	$174,945	$5,464	$25	$180,384
Total	$174,945	$5,464	$25	$180,384

The following summarizes securities with unrealized losses at June 30, 2010 and December 31, 2009 by the period over which the security’s fair value had been continuously less than its amortized cost as of each date.

June 30, 2010	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$2,309	$23	$-	$-
Obligations of states and political subdivisions	-	-	205	1
Other securities	1,665	35	-	-
Total	$3,974	$58	$205	$1
Securities Held to Maturity
Obligations of states and political subdivisions	$1,163	$5	$-	$-
Total	$1,163	$5	$-	$-

December 31, 2009	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$504,315	$2,806	$-	$-
Obligations of states and political subdivisions	235	1	406	2
Total	$504,550	$2,807	$406	$2
Securities Held to Maturity
Obligations of states and political subdivisions	$4,279	$25	$-	$-
Total	$4,279	$25	$-	$-

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
There were minimal unrealized losses at June 30, 2010, all of which were unrelated to credit quality.  In all cases, the indicated impairment would be recovered by the security’s maturity or repricing date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market.  At June 30, 2010, management had both the intent and ability to hold these securities until the market-based impairment is recovered.
The following table shows the amortized cost and estimated fair value of securities available for sale and held to maturity grouped by contractual maturity as of June 30, 2010.  Debt securities with scheduled repayments, such as mortgage-backed securities, and equity securities are presented in separate totals.  The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options.

	Amortized	Fair
(in thousands)	Cost	Value
Securities Available for Sale
Within one year	$50,691	$51,277
One to five years	7,385	7,553
Five to ten years	1,051	1,129
After ten years	-	-
Debt securities with single maturities	59,127	59,959
Mortgage-backed securities	1,741,915	1,810,177
Equity securities	45,451	45,451
Total	$1,846,493	$1,915,587
Securities Held to Maturity
Within one year	$15,489	$15,711
One to five years	65,407	67,862
Five to ten years	56,341	58,211
After ten years	23,489	24,380
Total	$160,726	$166,164

Securities with carrying values of $1.33 billion at June 30, 2010 and $1.39 billion at December 31, 2009 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.

NOTE 3
LOANS
The composition of the Company’s loan portfolio was as follows.

	June 30		December 31
(in thousands)	2010		2009
Commercial & industrial	$2,895,224	36%	$3,075,340	37%
Owner-occupied real estate	1,052,548	13	1,079,487	13
Total commercial & industrial	3,947,772	49	4,154,827	50
Construction, land & land development	1,395,877	18	1,537,155	18
Other commercial real estate	1,197,003	15	1,246,353	15
Total commercial real estate	2,592,880	33	2,783,508	33
Residential mortgage	1,007,417	13	1,035,110	12
Consumer	431,302	5	429,998	5
Total	$7,979,371	100%	$8,403,443	100%

NOTE 4
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT
COMMITMENTS
A summary analysis of changes in the allowance for loan losses follows.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2010	2009	2010	2009
Allowance at beginning of period	$223,890	$194,179	$223,671	$161,109
Provision for credit losses	59,300	72,000	96,600	137,000
Loans charged off	(57,948)	(48,544)	(97,935)	(82,373)
Recoveries	4,642	1,830	7,548	3,729
Net charge-offs	(53,306)	(46,714)	(90,387)	(78,644)
Allowance at end of period	$229,884	$219,465	$229,884	$219,465

A summary analysis of changes in the reserve for losses on unfunded credit commitments follows.  The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2010	2009	2010	2009
Reserve at beginning of period	$2,400	$800	$2,200	$800
Provision for credit losses	(300)	2,000	(100)	2,000
Reserve at end of period	$2,100	$2,800	$2,100	$2,800

NOTE 5
IMPAIRED LOANS, NONPERFORMING LOANS, FORECLOSED ASSETS AND SURPLUS PROPERTY
Information on loans evaluated for possible impairment loss follows.

	June 30	December 31
(in thousands)	2010	2009
Impaired loans:
Requiring a loss allowance	$277,423	$277,421
Not requiring a loss allowance	98,154	67,572
Total recorded investment in impaired loans	$375,577	$344,993
Impairment loss allowance required	$45,548	$51,462

The following is a summary of nonperforming loans and foreclosed assets and surplus property.  All of the impaired loans summarized above are included in the nonperforming loan totals.

	June 30	December 31
(in thousands)	2010	2009
Loans accounted for on a nonaccrual basis	$451,405	$414,075
Restructured loans accruing	-	-
Total nonperforming loans	$451,405	$414,075
Foreclosed assets and surplus property	$91,506	$52,630

NOTE 6
DEPOSITS
The composition of deposits was as follows.

	June 30	December 31
(in thousands)	2010	2009
Noninterest-bearing demand deposits	$3,229,244	$3,301,354
Interest-bearing deposits:
NOW account deposits	1,098,434	1,299,274
Money market deposits	1,789,747	1,823,548
Savings deposits	856,650	840,135
Other time deposits	722,314	799,142
Time deposits $100,000 and over	1,122,662	1,086,441
Total interest-bearing deposits	5,589,807	5,848,540
Total deposits	$8,819,051	$9,149,894

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers.  Balances maintained in such products totaled $177 million at June 30, 2010 and $151 million at December 31, 2009.  Most of these deposits mature on a daily basis.

NOTE 7
SHORT-TERM BORROWINGS
Short-term borrowings consisted of the following.

	June 30	December 31
(in thousands)	2010	2009
Securities sold under agreements to repurchase	$581,131	$711,896
Federal funds purchased	10,978	15,810
Treasury Investment Program	6,997	6,900
Total short-term borrowings	$599,106	$734,606

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
From time to time, the Bank uses advances from the Federal Home Loan Bank (FHLB) as an additional source of short-term funds, although no advances were outstanding at June 30, 2010 or December 31, 2009.  FHLB advances are secured by a blanket lien on Bank loans secured by real estate.

NOTE 8
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
The more significant components of other assets and accrued expenses and other liabilities were as follows.

	June 30	December 31
(in thousands)	2010	2009
Other Assets
Cash surrender value of life insurance	$176,933	$174,296
Net deferred income tax asset	85,315	85,825
Prepaid FDIC insurance assessments	58,640	68,012
Foreclosed assets and surplus property	91,506	52,630
Recoverable income taxes	35,380	32,942
Low-income housing tax credit fund investments	8,155	9,503
Other prepaid expenses	14,017	9,582
Miscellaneous investments, receivables and other assets	57,992	61,051
Total other assets	$527,938	$493,841
Accrued Expenses and Other Liabilities
Trade date obligations	$25,737	$30,060
Accrued taxes and other expenses	23,502	20,063
Dividend payable	838	832
Liability for pension benefits	20,283	23,170
Obligation for postretirement benefits other than pensions	15,606	19,043
Reserve for losses on unfunded credit commitments	2,100	2,200
Reserve for losses on loan repurchase obligations	4,500	-
Miscellaneous payables, deferred income and other liabilities	22,314	19,594
Total accrued expenses and other liabilities	$114,880	$114,962

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
The total for miscellaneous investments, receivables and other assets at June 30, 2010 and December 31, 2009 included approximately $19 million and $25 million, respectively, of investments in auction rate securities (ARS), which are investment grade securities with underlying holdings of municipal securities.  The ARS were purchased at par from brokerage customers to provide a source of liquidity.  Disruptions in the broader credit markets led to failed auctions in the ARS market and a resulting period of illiquidity.  While management believes the ARS will be redeemed at par, the actual timing of redemptions is uncertain.  These investments are carried at their estimated fair values.
The reserve for losses on mortgage loan repurchase obligations is discussed below in Note 14.

NOTE 9
OTHER NONINTEREST INCOME
The components of other noninterest income were as follows.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2010	2009	2010	2009
Investment services income	$2,073	$1,721	$3,613	$3,116
Credit-related fees	1,709	1,625	3,394	3,175
ATM fees	1,156	1,718	2,284	3,309
Other fees and charges	1,433	1,602	2,712	2,929
Earnings from bank-owned life insurance program	1,746	1,841	3,375	3,589
Other operating income	2,271	2,518	3,729	3,521
Net gains on sales and other revenue from foreclosed assets	591	506	1,179	1,511
Net gains (losses) on disposals of surplus property	777	606	771	1,229
Total	$11,756	$12,137	$21,057	$22,379

NOTE 10
OTHER NONINTEREST EXPENSE
The components of other noninterest expense were as follows.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2010	2009	2010	2009
Security and other outsourced services	$4,856	$4,315	$9,623	$8,451
Advertising and promotion	1,788	953	3,359	1,933
Bank card processing services	1,748	1,160	3,288	2,157
Operating supplies	983	1,075	1,821	2,139
Loss on mortgage loan repurchase obligations	-	-	4,500	-
Miscellaneous operating losses	520	1,005	777	1,793
Other operating expenses	6,094	6,149	11,909	10,782
Total	$15,989	$14,657	$35,277	$27,255

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
The Company has contributed $4.3 million to the qualified plan in 2010 through the end of the second quarter and, based on currently available information, anticipates making additional contributions totaling approximately $4.2 million for the remainder of the year.

The components of net periodic pension expense were as follows for the combined qualified and nonqualified plans.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2010	2009	2010	2009
Service cost for benefits in period	$1,325	$1,416	$3,114	$3,225
Interest cost on benefit obligation	2,827	2,745	5,891	5,512
Expected return on plan assets	(3,252)	(2,820)	(6,496)	(5,559)
Amortization of:
Net actuarial loss	693	1,338	1,754	2,836
Prior service cost (credit)	80	107	160	105
Net periodic pension expense	$1,673	$2,786	$4,423	$6,119

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

Health and Welfare Plans
Whitney has offered health care and life insurance benefit plans for retirees and their eligible dependents.  The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.  In 2007, Whitney amended these plans to restrict eligibility for postretirement health benefits to retirees already receiving benefits and to those active participants who were eligible to receive benefits by December 31, 2007.  The amendment also eliminated the life insurance benefit for employees who retire after December 31, 2007.  The net periodic expense for postretirement benefits was immaterial in both 2010 and 2009.

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

During 2010, share-based compensation awards were made under the employee and director plans as follows.

		Grant Date	Total
	Number	Fair Value of	Share-based
(dollars in thousands, except per share data)	Awarded	Unit or Share	Compensation
Employee plan:
Tenure-based restricted stock unit grant	509,316	$10.06 (a)	$4,869 (b)
Tenure-based restricted stock unit grant	8,577	$14.26 (a)	$122 (b)
Director plan:
Stock grant	42,172	$9.25 (a)	$390

(a) Market price of Whitney common stock on the grant date.
(b) Based on grant date fair value and number of shares that are expected to be issued, taking into consideration expected forfeitures.

Employees forfeit their restricted stock units if they terminate employment within three years of the award date, although they can retain a prorated number of units in the case of retirement, death, disability and, in limited circumstances, involuntary termination.  During the three-year period, they cannot transfer or otherwise dispose of the units awarded.  Additional restrictions apply to the units awarded to certain highly-compensated award recipients as long as the preferred stock issued to the U.S. Department of Treasury, as discussed in Note 15, is outstanding.  The directors’ stock grants are fully vested upon award.
The Company recognized share-based compensation expense with respect to awards under the employee plan of $1.3 million ($.8 million after-tax) in the second quarter of 2010 and $1.9 million ($1.3 million after-tax) in the second quarter of 2009.  Share-based compensation expense for the employee plan was $2.6 million ($1.7 million after-tax) for the first six months of 2010 and $2.4 million ($1.6 million after-tax) for the comparable period in 2009.

NOTE 13
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is tested for impairment at least annually.  The impairment test compares the estimated fair value of a reporting unit with its net book value.  Whitney has assigned all goodwill to one reporting unit that represents the overall banking operations.  The fair value of the reporting unit is based on valuation techniques that market participants would use in the acquisition of the whole unit, such as estimated discounted cash flows, the quoted market price of Whitney’s common stock including an estimated control premium, and observable average price-to-earnings and price-to-book multiples of our competitors.  No indication of goodwill impairment was identified in the annual assessment as of September 30, 2009.  Given the current economic environment and potential for volatility in the fair value estimate, management has been updating the impairment test for goodwill quarterly throughout 2009 and into 2010.  No indication of goodwill impairment was identified in the tests as of June 30, 2010, March 31, 2010 and December 31, 2009.  For the most recent impairment test, the discounted cash flow analysis resulted in a fair value estimate approximately 7% higher than book value.  Either a 10 basis point reduction in the expected net interest margin, a .60% lower projected growth rate or a .50% higher discount rate would reduce the estimated fair value by 7%.

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

Reserve for Losses on Mortgage Loan Repurchase Obligations
During the first quarter of 2010, the Company established a $4.5 million reserve for estimated losses on mortgage loan repurchase obligations associated with certain loans that were originated and sold by an acquired entity.  The Bank has received repurchase demands from investors claiming loan defects that are covered by the standard representations and warranties in mortgage loan sale contracts executed by the acquired entity before the date of the acquisition.  In determining the loss reserve estimate, management investigated the investor claims and the nature and cause of the underlying defects and evaluated the potential for additional claims associated with the loan origination and sale activities of the acquired entity.  The Bank has made no payments with respect to investor claims to date, and no adjustment was made to the loss estimate during the second quarter of 2010.  The Bank has incurred no losses stemming from the representations and warranties it makes in its own secondary mortgage market operations and historically has not maintained a loss reserve for repurchase obligations.
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
Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.  As a result of the current difficult operating environment and recent operating losses, the Bank has committed to its primary regulator that it will maintain higher capital ratios with a leverage ratio of at least 8%, a Tier 1 regulatory capital ratio of at least 9%, and a total capital ratio of at least 12%.  As of June 30, 2010, the Bank’s regulatory capital ratios exceeded the requisite capital levels to both satisfy these target minimums and to qualify as well-capitalized by its regulators, with a leverage ratio of 8.37%, a Tier 1 capital ratio of 10.03% and a total capital ratio of 12.94%.
Bank holding companies must also have at least a 6% Tier 1 capital ratio and a 10% total capital ratio to be considered well-capitalized for various regulatory purposes.  As of June 30, 2010, the Company had the requisite capital levels to qualify as well-capitalized by its regulators.  As noted above, the capital that was raised through the issuance of preferred stock to Treasury as part of TARP qualifies as Tier 1 regulatory capital and was used in calculating all of the Company's regulatory capital ratios.

Regulatory Restrictions on Dividends
At June 30, 2010, the Company had approximately $231 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and other corporate purposes, including making additional capital contributions to the Bank.  Regulatory policy statements provide that generally bank holding companies should only pay dividends out of current operating earnings and that the level of dividends, if any, must be consistent with current and expected capital requirements. The Company must currently obtain regulatory approval before increasing the common dividend rate above the current quarterly level of $.01 per share.
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

		Three Months Ended		Six Months Ended
		June 30		June 30
(dollars in thousands, except per share data)		2010	2009	2010	2009
Numerator:
Net income (loss)		$(17,993)	$(21,301)	$(24,273)	$(32,440)
Preferred stock dividends		4,067	4,067	8,134	8,092
Net income (loss) to common shareholders		(22,060)	(25,368)	(32,407)	(40,532)
Net income (loss) allocated to participating
securities - basic and diluted		-	-	-	-
Net income (loss) allocated to common
shareholders - basic and diluted	A	$(22,060)	$(25,368)	$(32,407)	$(40,532)
Denominator:
Weighted-average common shares – basic	B	96,538,261	67,484,913	96,536,354	67,475,259
Dilutive potential common shares		-	-	-	-
Weighted-average common shares – diluted	C	96,538,261	67,484,913	96,536,354	67,475,259
Earnings (loss) per common share:
Basic	A/B	$(.23)	$(.38)	$(.34)	$(.60)
Diluted	A/C	(.23)	(.38)	(.34)	(.60)
Weighted-average anti-dilutive potential common shares:
Stock options and restricted stock units		1,978,345	2,321,587	2,046,215	2,453,534
Warrants		2,631,579	2,631,579	2,631,579	2,631,579

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
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform.  The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.  Approximately 94% of the letters of credit outstanding at June 30, 2010 were rated as having average or better credit risk under the Bank’s credit risk rating guidelines.  A majority of standby letters of credit outstanding at June 30, 2010 have a term of one year or less.
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
A summary of off-balance-sheet financial instruments follows.

	June 30	December 31
(in thousands)	2010	2009
Loan commitments – revolving	$2,326,566	$2,296,865
Loan commitments – nonrevolving	217,691	239,313
Credit card and personal credit lines	576,967	560,116
Standby and other letters of credit	345,719	364,294

Derivative Financial Instruments
                During 2009, the Bank began offering interest rate swap agreements to commercial banking customers seeking to manage their interest rate risk.  For each customer swap agreement, the Bank has entered into an offsetting agreement with an unrelated financial institution.  These derivative financial instruments are carried at fair value, with changes in fair value recorded in current period earnings.  The aggregate notional amounts of both customer interest rate swap agreements and the offsetting agreements were each $78.9 million at June 30, 2010 and each $30.4 million at December 31, 2009.  The fair value of these derivatives and the credit risk exposure to the Bank was immaterial at June 30, 2010 and December 31, 2009.

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

The material assets or liabilities measured at fair value by Whitney on a recurring basis are summarized below.  Mortgage-backed securities are issued or guaranteed by U.S. government agencies and substantially all are backed by residential mortgages.  Nonmarketable equity securities (Federal Reserve Bank and Federal Home Loan Bank stock) that are carried at cost are not included below.  These equity securities totaled $46 million at June 30, 2010 and $53 million at December 31, 2009.  The Level 2 fair value measurement below was obtained from a third-party pricing service that uses industry-standard pricing models.  Substantially all the model inputs are observable in the marketplace or can be supported by observable data.

	Fair Value Measurement Using
(in millions)	Level 1	Level 2	Level 3
June 30, 2010
Investment securities available for sale:
Mortgage-backed securities	-	$1,810	-
U. S. agency securities	-	51	-
Other debt securities	-	9	-
December 31, 2009
Investment securities available for sale:
Mortgage-backed securities	-	$1,709	-
U. S. agency securities	-	102	-
Other debt securities	-	11	-

The fair value of interest rate swaps is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, such as interest rate futures, observable in the marketplace.  To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and counterparties.  Although the Company has determined that the majority of the inputs used to value derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads.  The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives.  As a result, the Company has classified its derivative valuations in their entirety in Level 2 of the fair value hierarchy.  At June 30, 2010 and December 31, 2009, the derivative fair values were immaterial.
Certain assets and liabilities may be measured at fair value on a nonrecurring basis; that is, the instruments are not measured and reported at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances.  To measure the extent to which a loan is impaired, the relevant accounting principles permit or require the Company to compare the recorded investment in the impaired loans to the fair value of the underlying collateral in certain circumstances.   The fair value measurement process uses independent appraisals and other market-based information, but in many cases it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, substantially all of these fair value measurements fall within Level 3 of the hierarchy discussed above.  The net carrying value of impaired loans which reflected a nonrecurring fair value measurement totaled $231 million at June 30, 2010 and $214 million at December 31, 2009.  The portion of the allowance for loan losses allocated to these loans totaled $38 million at June 30, 2010 and $36 million at year-end 2009.  The recorded investment in such loans was written down by $58 million during the first six months of 2010 with a charge against the allowance for loan losses.  The valuation allowance on impaired loans and charge-offs factor into the determination of the provision for credit losses.
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
The estimated fair values of the Company’s financial instruments follow.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
ASSETS:
Cash and short-term investments	$330	$330	$429	$429
Investment securities available for sale (a)	1,870	1,870	1,822	1,822
Investment securities held to maturity	161	166	175	180
Loans held for sale	28	29	34	34
Loans, net	7,749	7,680	8,180	8,085
Derivative financial instruments	3	3	-	-
LIABILITIES:
Deposits	8,819	8,827	9,150	9,159
Short-term borrowings	599	599	735	735
Long-term debt	200	189	200	178
Derivative financial instruments	3	3	-	-
(a) Excludes nonmarketable equity securities carried at cost.

NOTE 19
ACCOUNTING STANDARDS DEVELOPMENTS
In July 2010, the FASB amended its guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.  This guidance adds to the existing disclosure of credit quality indicators and requires that disclosures about credit quality and the allowance for credit losses be disaggregated by portfolio segment and, in certain cases, by class of financing receivable.  A portfolio segment is the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and a class of financing receivable is generally a subset of a portfolio segment.  Amended disclosures of end-of-period information will be effective for Whitney’s annual report on Form 10-K for the year ended December 31, 2010, while other activity-based disclosures will be effective for the Company’s 2011 fiscal year.
 In January 2010, the FASB issued amended guidance on the disclosure of fair value measurements that added new disclosures and clarified certain existing disclosure requirements.  The amended guidance requires disclosure of the amount of and the reason for any significant transfers between Level 1 and Level 2 of the fair value hierarchy as well as the policy for determining when transfers between levels are recognized.  The guidance also requires a more detailed breakdown of the information presented in the reconciliation of the beginning and ending balance of Level 3 fair value measurements, including separate information on purchases, sales, issuances, settlements and transfers in or out.  The FASB clarified the requirement to disclose valuation techniques and inputs for recurring and nonrecurring fair value measurements as well the guidance on how assets and liabilities should be disaggregated for the fair value measurement disclosures.  Most of this amended guidance is effective for Whitney beginning in 2010, except the more detailed reconciliation of Level 3 measurements which is effective for 2011.
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

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Unaudited)
							Six Months ended
	Second Quarter		First Quarter		Second Quarter		June 30
(dollars in thousands, except per share data)	2010		2010		2009		2010		2009
QUARTER-END BALANCE SHEET DATA
Total assets	$11,416,761		$11,580,806		$11,975,082		$11,416,761		$11,975,082
Earning assets	10,214,267		10,395,252		10,861,061		10,214,267		10,861,061
Loans	7,979,371		8,073,498		8,791,840		7,979,371		8,791,840
Investment securities	2,076,313		2,042,307		1,942,365		2,076,313		1,942,365
Noninterest-bearing deposits	3,229,244		3,298,095		3,081,617		3,229,244		3,081,617
Total deposits	8,819,051		8,961,957		9,144,041		8,819,051		9,144,041
Shareholders' equity	1,674,166		1,676,240		1,487,994		1,674,166		1,487,994
AVERAGE BALANCE SHEET DATA
Total assets	$11,503,150		$11,656,777		$12,140,311		$11,579,539		$12,149,729
Earning assets	10,314,161		10,482,211		11,062,643		10,397,722		11,058,646
Loans	8,051,668		8,210,283		8,945,911		8,130,537		9,006,994
Investment securities	2,021,359		2,008,095		1,906,932		2,014,764		1,896,105
Noninterest-bearing deposits	3,255,019		3,260,794		3,082,248		3,257,891		3,116,242
Total deposits	8,895,731		9,026,703		9,212,882		8,960,855		9,166,202
Shareholders' equity	1,676,468		1,684,537		1,520,609		1,680,480		1,526,916
INCOME STATEMENT DATA
Interest income	$119,011		$120,811		$131,014		$239,822		$263,902
Interest expense	13,142		14,182		20,442		27,324		41,715
Net interest income	105,869		106,629		110,572		212,498		222,187
Net interest income (TE)	106,810		107,584		111,820		214,394		224,744
Provision for credit losses	59,000		37,500		74,000		96,500		139,000
Noninterest income	31,761		28,247		32,431		60,008		61,697
Net securities gains in noninterest income	-		-		-		-		-
Noninterest expense	110,147		109,706		111,807		219,853		208,655
Net income (loss)	(17,993)		(6,280)		(21,301)		(24,273)		(32,440)
Net income (loss) to common shareholders	(22,060)		(10,347)		(25,368)		(32,407)		(40,532)
KEY RATIOS
Return on average assets	(.63	) %	(.22	) %	(.70	) %	(.42	) %	(.54	) %
Return on average shareholders' equity	(6.41)		(3.02)		(8.30)		(4.72)		(6.63)
Net interest margin	4.15		4.15		4.05		4.15		4.09
Average loans to average deposits	90.51		90.96		97.10		90.73		98.26
Efficiency ratio	79.49		80.77		77.51		80.12		72.84
Annualized expense to average assets	3.83		3.76		3.68		3.80		3.43
Allowance for loan losses to loans	2.88		2.77		2.50		2.88		2.50
Annualized net charge-offs to average loans	2.65		1.81		2.09		2.22		1.75
Nonperforming assets to loans plus foreclosed
assets and surplus property, end of period	6.73		6.12		5.17		6.73		5.17
Average shareholders' equity to average assets	14.57		14.45		12.53		14.51		12.57
Tangible common equity to tangible assets	8.49		8.38		6.42		8.49		6.42
Leverage ratio, end of period	10.48		10.61		9.21		10.48		9.21
COMMON SHARE DATA
Earnings (loss) per share
Basic	$(.23)		$(.11)		$(.38)		$(.34)		$(.60)
Diluted	(.23)		(.11)		(.38)		(.34)		(.60)
Cash dividends per share	$.01		$.01		$.01		$.02		$.02
Book value per share	$14.29		$14.32		$17.63		$14.29		$17.63
Tangible book value per share	$9.65		$9.67		$10.93		$9.65		$10.93
Trading data
High sales price	$15.29		$14.53		$15.33		$15.29		$16.16
Low sales price	9.25		9.05		8.33		9.05		8.17
End-of-period closing price	9.25		13.79		9.16		9.25		9.16
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation (the Company or Whitney) and its subsidiaries from December 31, 2009 to June 30, 2010 and on their results of operations during the second quarters of 2010 and 2009.  Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank).  This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.  This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2009.

OVERVIEW OF RECENT TRENDS IN FINANCIAL PERFORMANCE
Whitney recorded a net loss of $18.0 million for the quarter ended June 30, 2010 compared to net losses of $6.3 million and $21.3 million, respectively, for the first quarter of 2010 and the second quarter of 2009.  Including dividends on preferred stock, the loss to common shareholders was $22.1 million, or $.23 per diluted common share, for the second quarter of 2010.  This compares to a loss of $10.3 million, or $.11 per diluted share, in the first quarter of 2010 and $25.4 million, or $.38 per diluted share, in 2009’s second quarter.

Loans and Earning Assets
Loans at the end of the second quarter of 2010 totaled $8.0 billion, a decrease of $424 million, or 5%, from December 31, 2009.  This decrease was fairly evenly divided between the commercial and industrial (C&I) and the commercial real estate (CRE) portfolios, with reductions in almost all geographic regions.  As was anticipated and previously disclosed, economic conditions restrained loan demand throughout 2009 and into 2010.  Whitney continues to seek and has funded new credit relationships and is renewing existing ones, but the level of overall demand has been insufficient to cover repayments and maturities along with charge-offs, foreclosures and other problem loan resolutions.  In light of the continued sluggish pace of recovery from the recent deep recession, management believes there will be little if any improvement in this situation for the remainder of 2010 or until the economy begins a solid recovery.
Average loans for the second quarter of 2010 totaled $8.1 billion, down $159 million, or 2%, compared to the first quarter of 2010.  Average earning assets of $10.3 billion in the current period were also down 2%.

Deposits and Funding
               Average deposits in the second quarter of 2010 were $8.9 billion, down $131 million, or less than 2%, from the first quarter of 2010.  Total period-end deposits of $8.8 billion at June 30, 2010 were down approximately 4%, or $331 million, from December 31, 2009.  Year-end deposit balances included some seasonal inflows.  Noninterest-bearing demand deposits of $3.2 billion at June 30, 2010 were down $72 million, or 2%, from year-end 2009.  These demand deposits comprised almost 37% of total average deposits and funded approximately 32% of average earning assets for the second quarter of 2010, with both up slightly from 2010’s first quarter.  The percentage of funding from all noninterest-bearing sources was 37% for both the first and second quarters of 2010.

Net Interest Income
The lower level of earning assets was the main factor behind the decrease of $.8 million, less than 1%, in Whitney’s net interest income (TE) for the second quarter of 2010 compared to the first quarter of 2010.  The net interest margin (TE) of 4.15% was unchanged from the first quarter of 2010, with both asset yields and funding costs declining moderately between these periods.

Provision for Credit Losses and Credit Quality
Whitney provided $59.0 million for credit losses in the second quarter of 2010, an increase of $21.5 million from the first quarter of 2010, and down $15.0 million from the second quarter of 2009.  As was the case in the past several quarters, the majority of the current quarter’s provision, $35 million, or 60%, came from the Florida portfolio and was predominantly related to real estate credits.  The provision for the second quarter of 2010 also included $5 million based on an assessment as of June 30, 2010 of the impact of the recent oil spill on tourism in Gulf Coast beach communities as discussed below.  An increase in the level of criticized loans, reflecting in part continued stress on commercial real estate developers in Whitney’s Texas market in the current economic environment, contributed to the remainder of the provision for the current period.
The allowance for loan losses increased to 2.88% of total loans at June 30, 2010, compared to 2.77% at March 31, 2010 and 2.50% a year earlier.

Noninterest Income
Noninterest income for the second quarter of 2010 was up $3.5 million, or 12%, compared to the first quarter of 2010.  Most recurring sources of income registered increases, reflecting increased activity and the benefit of recent marketing campaigns.  Deposit service charge income was up 2%, or $.2 million, bank card fees increased 10%, or $.5 million, and secondary mortgage market income was up 9%, or $.2 million, during the current quarter.  Management expects that the new consumer protection regulations that are being implemented in the third quarter of 2010 and the expiration of the federal tax credit for new homebuyers could lead to moderately lower levels of fee income for the remainder of 2010.

Noninterest Expense
               Total noninterest expense for the second quarter of 2010 increased less than 1%, or $.4 million, from the first quarter of 2010.  Total personnel expense for the second quarter of 2010 decreased $.4 million, or less than 1%, from the first quarter of 2010.  Employee compensation increased $1.7 million mainly as a result of the company-wide annual merit increase and final adjustments to 2009 annual sales-based incentive plan compensation in the first quarter of 2010.  Employee benefits declined $2.0 million in the second quarter mainly on reductions in the annual cost of retirement benefit plans.  Legal and other professional services were up $4.1 million compared to the first quarter of 2010, driven by services associated with compliance and other regulatory projects and technology initiatives, and by higher costs associated with problem loan collection.  The first quarter of 2010 included $4.5 million for estimated losses on repurchase obligations associated with certain mortgage loans that had been originated and sold by an acquired entity before the acquisition date.

Impact of Gulf Coast Oil Spill
In late April 2010, the explosion and collapse of the Deepwater Horizon drilling rig in the deep waters of the Gulf of Mexico caused a major oil leak at the wellhead that has only recently been fully contained.  While the long-term impact of this accident cannot yet be determined, the spill has caused, and continues to cause, significant disruption to the Gulf’s tourism and fishing industries.  In addition, the U.S. Government imposed a six-month drilling moratorium on deepwater rigs through November 30, 2010 and has implemented new safety regulations for all offshore drilling operations, and the U.S. Congress is considering legislation that could impact the operations of offshore drillers.  The owner of the well, BP PLC, has committed to compensate those impacted by the oil spill and has established a fund to pay claims.
Management has identified approximately $270 million in loans outstanding to customers in Gulf Coast beach communities that could be directly or indirectly impacted by a downturn in tourism, and relationship officers are closely monitoring the performance of these credits.  The provision for credit losses in the second quarter of 2010 included $5 million based on an assessment as of June 30, 2010 of the estimated impact of the oil spill on these tourism-related businesses.
The Bank’s direct exposure to the fishing, seafood processing and marina industries totaled approximately $35 million at June 30, 2010, and management currently expects minimal impact to the businesses of our customers within this sector.
Loans outstanding to the oil and gas industry sector totaled $762 million, or approximately 10% of total loans at June 30, 2010.  Based on discussions with customers in the industry and other currently available information, management expects minimal near-term impact to their businesses and to the performance of Whitney’s loans to this industry sector.  This assessment could change depending on the length of the moratorium on deepwater drilling in the Gulf and the ultimate impact of this disaster on the cost of future drilling operations, whether in deep or shallow waters.

Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law.  This legislation represents a significant overhaul of many aspects of the regulation of the financial services industry.  The Dodd-Frank Act addresses a number of issues including capital requirements, compliance and risk-management, debit card overdraft fees, healthcare, incentive compensation, expanded disclosures and corporate governance.  The Dodd-Frank Act also establishes a new, independent Consumer Financial Protection Bureau which will have broad rulemaking, supervisory and enforcement authority over consumer financial products, including deposit products, residential mortgages, home-equity loans and credit cards.  The Dodd-Frank Act directs applicable regulatory authorities to promulgate a large number of regulations implementing its provisions, and its effect on Whitney and on the financial services industry as a whole will be clarified as those regulations are issued.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT, AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES

Loan Portfolio Developments
Total loans at the end of the second quarter of 2010 were down $424 million, or 5%, from December 31, 2009.  This decrease was fairly evenly divided between the commercial and industrial (C&I) and the commercial real estate (CRE) portfolios, with reductions in almost all geographic regions.  As was anticipated and previously disclosed, economic conditions restrained loan demand throughout 2009 and into 2010.  Whitney continues to seek and has funded new credit relationships and is renewing existing ones, but the level of overall demand has been insufficient to cover repayments and maturities along with charge-offs, foreclosures and other problem loan resolutions.  In light of the continued sluggish pace of recovery from the recent deep recession, management believes there will be little if any improvement in this situation for the remainder of 2010 or until the economy begins a solid recovery.
Table 1 shows loan balances by type of loan at June 30, 2010 and at the end of the four prior quarters.  Table 2 distributes the loan portfolio as of June 30, 2010 by the geographic region from which the loans are serviced.  The following discussion provides a brief overview of the composition of the different portfolio sectors and the customers served in each, as well as recent changes.

TABLE 1. LOANS OUTSTANDING BY TYPE
	2010		2009
	June	March	December	September	June
(in millions)	30	31	31	30	30
Commercial & industrial	$2,895	$2,869	$3,075	$3,064	$3,258
Owner-occupied real estate	1,053	1,069	1,080	1,057	1,077
Total commercial & industrial	3,948	3,938	4,155	4,121	4,335
Construction, land & land development	1,396	1,479	1,537	1,702	1,779
Other commercial real estate	1,197	1,217	1,246	1,220	1,235
Total commercial real estate	2,593	2,696	2,783	2,922	3,014
Residential mortgage	1,007	1,015	1,035	1,011	1,028
Consumer	431	424	430	423	415
Total loans	$7,979	$8,073	$8,403	$8,477	$8,792

The portfolio of C&I loans, including real estate loans secured by properties used in the borrower’s business, decreased 5%, or $207 million, between year-end 2009 and June 30, 2010, although there was some modest growth during the second quarter of 2010.   C&I loans outstanding to oil and gas (O&G) industry customers declined approximately $132 million during the first half of 2010, including the full repayment of approximately $65 million of criticized relationships during the first quarter of the year.  There were also repayments on some seasonal C&I credits during the early part of 2010 totaling approximately $50 million.  C&I charge-offs totaled $26 million for the first half of 2010.  In addition to the O&G industry, the C&I portfolio is diversified over a range of industries, including wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial services and professional services.

The O&G portfolio represented approximately 10%, or $762 million, of total loans at June 30, 2010, down from 11% at year-end 2009.  The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities.  Loans outstanding to the exploration and production (E&P) sector comprised approximately 34% of the O&G portfolio at June 30, 2010, with the portfolio fairly evenly divided between natural gas and crude oil production based on measures of collateral support.
Outstanding balances under participations in larger shared-credit loan commitments totaled $546 million at the end of 2010’s second quarter, compared to $680 million outstanding at year-end 2009.  The total at June 30, 2010 included approximately $159 million related to the O&G industry, which was down $88 million from the end of 2009.  Substantially all of the shared credits are with customers operating in Whitney’s market area.

TABLE 2. GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO AT JUNE 30, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Commercial & industrial	$2,150	$410	$113	$222	$2,895	36%
Owner-occupied real estate	654	121	189	89	1,053	13
Total commercial & industrial	2,804	531	302	311	3,948	49
Construction, land & land development	446	440	298	212	1,396	18
Other commercial real estate	585	154	324	134	1,197	15
Total commercial real estate	1,031	594	622	346	2,593	33
Residential mortgage	555	149	178	125	1,007	13
Consumer	296	21	70	44	431	5
Total	$4,686	$1,295	$1,172	$826	$7,979	100%
Percent of total	59%	16%	15%	10%	100%

The commercial real estate (CRE) portfolio includes loans for construction and land development (C&D) and investment, both commercial and residential, and other real estate loans secured by income-producing properties.  The CRE portfolio decreased $190 million, or 7%, during the first half of 2010.  Approximately $100 million of the decrease came from charge-offs and foreclosures.  Project financing is an important component of the CRE portfolio sector, and sector growth is impacted by the availability of new projects as well as the anticipated refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold.  Management expects that current economic conditions and uncertainty will limit the availability of new creditworthy CRE projects throughout Whitney’s market area over the near term.

Tables 3 and 4 show the composition of the components of the CRE portfolio by property type and the region from which the loans are serviced.

TABLE 3. CONSTRUCTION, LAND & LAND DEVELOPMENT LOANS AT JUNE 30, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Residential construction	$68	$52	$30	$17	$167	12%
Land & lots:
Residential	145	24	115	69	353	25
Commercial	118	83	62	52	315	23
Retail	28	134	13	17	192	14
Multifamily	22	72	-	21	115	8
Office buildings	12	35	23	1	71	5
Hotel/motel	-	-	28	-	28	2
Industrial/warehouse	13	7	2	5	27	2
Other (a)	40	33	25	30	128	9
Total	$446	$440	$298	$212	$1,396	100%
Percent of total	32%	32%	21%	15%	100%
(a) Includes agricultural land.

TABLE 4. OTHER COMMERCIAL REAL ESTATE LOANS AT JUNE 30, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Retail	$174	$76	$86	$34	$370	31%
Multifamily	71	38	40	27	176	15
Office buildings	104	19	60	30	213	18
Hotel/motel	122	4	53	23	202	17
Industrial/warehouse	57	14	52	13	136	11
Other	57	3	33	7	100	8
Total	$585	$154	$324	$134	$1,197	100%
Percent of total	49%	13%	27%	11%	100%

The residential mortgage loan portfolio declined $28 million during the first half of 2010, reflecting in part the impact of attractive refinancing opportunities in the low interest rate environment, as well as some charge-offs and foreclosures. The Bank continues to sell most conventional residential mortgage loan production in the secondary market.

Credit Risk Management and Allowance and Reserve for Credit Losses

General Discussion of Credit Risk Management and Determination of Credit Loss Allowance and Reserve
               Whitney manages credit risk through adherence to underwriting and loan administration standards established by the Bank’s Credit Policy Committee and through the efforts of the Bank’s credit administration function to ensure consistent application and monitoring of standards throughout the Company.  Relationship officers are primarily responsible for ongoing monitoring and the assignment of risk ratings to individual loans based on established guidelines and policies.  Whitney has engaged third-party consultants to review various credit administration and credit review processes.  As part of this project, the consultants, who are also experts in risk rating policies and practices, have been assisting Whitney in evaluating its risk ratings and providing specific training to relationship officers in the application of risk rating definitions in a dynamic economic environment.  This project is expected to last well into the third quarter.  Based on preliminary results and management’s current expectations about the economic environment in Whitney’s various markets, management anticipates some revisions to loan ratings that will likely result in a higher percentage of classified loans (as defined below) in the Company’s loan portfolio at the end of the third quarter.  An independent credit review function reporting to the Audit Committee of the Board of Directors assesses the accuracy of officer ratings and the timeliness of rating changes and performs ongoing assessments of the effectiveness of credit administration processes.
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

Credit Quality Statistics and Components of Credit Loss Allowance and Reserve
Classified loans are those identified through the Company’s credit risk-rating process as having a well-defined weakness that would likely lead to a default if not corrected as well as loans with a high probability of loss but not yet charged off due to specific pending events.  Classified loans totaled $886 million at June 30, 2010, virtually unchanged from March 31, 2010.  The risk-rating process also identifies special mention loans, which are those that deserve close attention because of potential weaknesses as evidenced by, for example, the borrower’s recent operating trends or adverse market conditions.  At June 30, 2010, special mention loans totaled $266 million, a net increase of approximately $75 million from the end of the first quarter of 2010.  Whitney’s criticized loans encompass both classified and special mention loans.  Tables 5 and 6 show the composition of classified loans and special mention loans at June 30, 2010, distributed by the geographic region from which the loans are serviced.

TABLE 5. CLASSIFIED LOANS AT JUNE 30, 2010
						Percent of
				Alabama/		loan category
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	total
Commercial & industrial	$72	$29	$11	$14	$126	4%
Owner-user real estate	53	15	43	19	130	12%
Total commercial & industrial	125	44	54	33	256	6%
Construction land & land development	32	111	121	38	302	22%
Other commercial real estate	41	39	98	24	202	17%
Total commercial real estate	73	150	219	62	504	19%
Residential mortgage	40	7	50	17	114	11%
Consumer	4	1	5	2	12	3%
Total	$242	$202	$328	$114	$886	11%
Percent of regional loan total	5%	16%	28%	14%	11%

TABLE 6. SPECIAL MENTION LOANS AT JUNE 30, 2010
						Percent of
				Alabama/		loan category
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	total
Commercial & industrial	$9	$29	$3	$1	$42	1%
Owner-user real estate	4	3	15	1	23	2%
Total commercial & industrial	13	32	18	2	65	2%
Construction land & land development	2	92	34	10	138	10%
Other commercial real estate	4	10	22	9	45	4%
Total commercial real estate	6	102	56	19	183	7%
Residential mortgage	5	2	6	2	15	1%
Consumer	3	-	-	-	3	1%
Total	$27	$136	$80	$23	$266	3%
Percent of regional loan total	1%	10%	7%	3%	3%

Classified C&I relationships, including associated real estate loans, at June 30, 2010, increased a net $32 million from March 31, 2010, mainly within the Louisiana portfolio.  C&I loans identified for special mention increased a net $18 million during the second quarter of 2010, largely within the Texas portfolio.  These increases reflect both the stress of current economic conditions and some customer specific issues.  Classified and special mention O&G industry loans outstanding increased a net $11 million during the second quarter of 2010 to a total of approximately $58 million at June 30, 2010, or 8% of the outstanding O&G industry portfolio.  No O&G relationships had been criticized at June 30, 2010 as a result of the recent oil spill.  Approximately 1% of the O&G portfolio was considered to be nonperforming at June 30, 2010.  Overall, there were no significant industry concentrations within the totals for classified or special mention C&I relationships.
Table 7 shows the composition of the classified C&D portfolio by property type and the region from which the loans are serviced, and Table 8 provides the same information for the CRE portfolio.

TABLE 7. CLASSIFIED CONSTRUCTION, LAND & LAND DEVELOPMENT
LOANS AT JUNE 30, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Residential construction	$4	$11	$14	$1	$30	10%
Land & lots:
Residential	16	15	54	24	109	36
Commercial	8	31	32	5	76	25
Retail	-	30	7	-	37	12
Multifamily	-	15	-	-	15	5
Office buildings	4	7	6	-	17	6
Industrial/warehouse	-	-	-	-	-	-
Hotel/motel	-	-	-	-	-	-
Other (a)	2	2	7	7	18	6
Total	$34	$111	$120	$37	$302	100%
Percent of total	11%	37%	40%	12%	100%
(a) Includes agricultural land.

Classified C&D loans at June 30, 2010 were down $48 million from March 31, 2010.  Classified C&D loans serviced from Whitney’s Texas market totaled $111 million, which was down slightly from end of the first quarter of 2010.  General economic and market conditions are lengthening the completion of various retail and other income-producing CRE projects, hampering the ability of borrowers to refinance projects in the secondary markets, and stretching the financial capacity of the developers.  Whitney bankers have worked proactively with these borrowers, many of whom are seasoned developers, to identify and implement strategies to deal with these difficult conditions.  Although management believes most of the underlying projects remain viable, they expect the elevated level of criticized credits to continue for the near term.  The severe decline in Florida real estate is still evident in the classified C&D total from these markets of $120 million at June 30, 2010, but this total is down $48 million from March 31, 2010, reflecting charge-offs, foreclosures and note sales.  Nonperforming C&D loans totaled approximately $187 million at June 30, 2010, of which $98 million was from Florida and $49 million was from Texas.
C&D loans rated special mention at June 30, 2010 were up a net $41 million from March 31, 2010, with $14 million from the Texas market and $19 million from the Florida markets.

TABLE 8. CLASSIFIED OTHER COMMERCIAL REAL ESTATE LOANS AT JUNE 30, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Retail	$3	$18	$22	$12	$55	27%
Multifamily	12	21	24	3	60	30
Office buildings	4	-	8	4	16	8
Hotel/motel	16	-	17	-	33	16
Industrial/warehouse	5	-	24	5	34	17
Other	-	-	4	-	4	2
Total	$40	$39	$99	$24	$202	100%
Percent of total	20%	19%	49%	12%	100%

Classified other CRE loans on income-producing properties increased a net $7 million during the second quarter of 2010.  There was a $20 million net addition in Whitney’s Texas market mainly from loans on recently developed multi-family and retail properties.  Reductions during the second quarter of 2010 came from charge-offs, foreclosures, notes sales and some full repayments in various markets.  Special mention CRE loans increased a net $17 million during the second quarter of 2010, reflecting the impact of continued sluggish economic conditions on various credits across Whitney’s footprint.  Nonperforming loans on income-producing CRE totaled approximately $110 million at June 30, 2010, with $80 million from Florida and $13 million from Texas.  Management continues to closely monitor the extent to which the slow economic recovery out of the recent deep recession is impacting CRE loan customers in all of Whitney’s markets.

TABLE 9. NONPERFORMING ASSETS
	2010		2009
	June	March	December	September	June
(dollars in thousands)	30	31	31	30	30
Loans accounted for on a nonaccrual basis	$451,405	$436,680	$414,075	$405,852	$413,174
Restructured loans accruing	-	-	-	-	-
Total nonperforming loans	451,405	436,680	414,075	405,852	413,174
Foreclosed assets and surplus property	91,506	60,879	52,630	49,737	43,625
Total nonperforming assets	$542,911	$497,559	$466,705	$455,589	$456,799
Loans 90 days past due still accruing	$10,539	$17,591	$23,386	$15,077	$20,364
Ratios:
Nonperforming assets to loans
plus foreclosed assets and surplus property	6.73%	6.12%	5.52%	5.34%	5.17%
Allowance for loan losses to
nonperforming loans	50.93	51.27	54.02	58.79	53.12
Loans 90 days past due still accruing to loans	.13	.22	.28	.18	.23

Included in the total of classified loans at June 30, 2010 was $451 million of nonperforming loans, which is up a net $15 million from March 31, 2010.  Whitney’s Florida market accounted for 52% of nonperforming loans at June 30, 2010, with 21% from Louisiana, 16% from Texas and 11% from Alabama/Mississippi.  The earlier discussion of criticized loans includes some additional details on nonperforming loans at June 30, 2010.  Table 9 provides information on nonperforming loans and other nonperforming assets at June 30, 2010 and at the end of the previous four quarters.  Nonperforming loans encompass all loans that are evaluated separately for impairment.
Whitney will continue to evaluate all opportunities to dispose of nonperforming assets as quickly as possible, including consideration of the trade-offs between current disposal prices and the carrying costs and management challenges of longer-term resolution.  Whitney may recognize losses on future asset disposition decisions and actions.

Table 10 recaps activity in the allowance for loan losses and in the reserve for losses on unfunded credit commitments.

TABLE 10. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
	Three Months Ended		Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(dollars in thousands)	2010	2010	2009	2010	2009
ALLOWANCE FOR LOAN LOSSES
Allowance at beginning of period	$223,890	$223,671	$194,179	$223,671	$161,109
Provision for credit losses	59,300	37,300	72,000	96,600	137,000
Loans charged off:
Commercial & industrial	(10,859)	(12,541)	(9,122)	(23,400)	(12,086)
Owner-user real estate	(2,187)	(595)	(1,716)	(2,782)	(2,002)
Total commercial & industrial	(13,046)	(13,136)	(10,838)	(26,182)	(14,088)
Construction, land & land development	(29,299)	(16,085)	(30,269)	(45,384)	(52,417)
Other commercial real estate	(8,870)	(5,133)	(1,863)	(14,003)	(3,189)
Total commercial real estate	(38,169)	(21,218)	(32,132)	(59,387)	(55,606)
Residential mortgage	(4,331)	(4,129)	(4,127)	(8,460)	(9,288)
Consumer	(2,402)	(1,504)	(1,447)	(3,906)	(3,391)
Total charge-offs	(57,948)	(39,987)	(48,544)	(97,935)	(82,373)
Recoveries on loans charged off:
Commercial & industrial	1,586	1,228	1,067	2,814	2,097
Owner-user real estate	816	24	19	840	29
Total commercial & industrial	2,402	1,252	1,086	3,654	2,126
Construction, land & land development	1,250	1,178	424	2,428	544
Other commercial real estate	445	8	11	453	26
Total commercial real estate	1,695	1,186	435	2,881	570
Residential mortgage	320	253	76	573	406
Consumer	225	215	233	440	627
Total recoveries	4,642	2,906	1,830	7,548	3,729
Net loans charged off	(53,306)	(37,081)	(46,714)	(90,387)	(78,644)
Allowance at end of period	$229,884	$223,890	$219,465	$229,884	$219,465
Ratios
Allowance for loan losses to loans	2.88%	2.77%	2.50%	2.88%	2.50%
Net charge-offs to average loans	2.65	1.81	2.09	2.22	1.75
Gross charge-offs to average loans	2.88	1.95	2.17	2.41	1.83
Recoveries to gross charge-offs	8.01	7.27	3.77	7.71	4.53
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Reserve at beginning of period	$2,400	$2,200	$ 800	$2,200	$ 800
Provision for credit losses	(300)	200	2,000	(100)	2,000
Reserve at end of period	$2,100	$2,400	$2,800	$2,100	$2,800

               Loans from Whitney’s Florida markets continued to be the main component of the provision for loan losses and charge-offs during the second quarter of 2010.  Approximately $35 million of the provision and $36 million of the gross charge-offs in 2010’s second quarter came from the Florida markets and were predominantly real estate-related.  Whitney’s Texas market accounted for approximately $14 million of the provision and $8 million of charge-offs in the second quarter of 2010, reflecting the continued stress on C&D and CRE loan customers in the current economic environment.  Management continues to believe that the loss potential from loans in the Texas market and from many of the newly criticized credits across Whitney’s footprint is not as significant as that caused by the severe real estate market problems in Florida.  The uncertainties associated with the current economic environment, however, make it difficult for management to predict when the level of criticized loans will stabilize or retreat.  In this environment, the periodic estimate of inherent losses in Whitney’s loan portfolio may be volatile.  As discussed earlier, the provision for the second quarter of 2010 also included $5 million based on an assessment as of June 30, 2010 of the impact of the recent oil spill on tourism in Gulf Coast beach communities.
The allowance for loan losses increased to 2.88% of total loans at June 30, 2010, compared to 2.77% at March 31, 2010 and 2.50% a year earlier.

INVESTMENT SECURITIES
Whitney’s investment securities portfolio balance of $2.08 billion at June 30, 2010 was up $25.9 million, or 1%, from year-end 2009.  Securities with carrying values of $1.33 billion at June 30, 2010 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.  Average investment securities in the current quarter were also up approximately 1% from the first quarter of 2010.  The composition of the average portfolio of investment securities and effective yields are shown in Table 15.
Mortgage-backed securities issued or guaranteed by U.S. government agencies continued to be the main component of the portfolio, comprising 87% of the total at June 30, 2010.  The duration of the overall investment portfolio was 2.4 years at June 30, 2010 and would extend to 4.0 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model.  Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates.  At December 31, 2009, the portfolio’s estimated duration was 2.6 years.
Securities available for sale made up the bulk of the total investment portfolio at June 30, 2010.  Available-for-sale securities are carried at fair value, and the balance reported at June 30, 2010 reflected gross unrealized gains of $69.2 million and minimal unrealized losses.
The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers.  Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
Total deposits at June 30, 2010 decreased approximately 4%, or $331 million, from December 31, 2009, and were down a similar amount and percentage compared to June 30, 2009.  Average total deposits for the second quarter of 2010 were down less than 2% from the first quarter of 2010.
Table 11 shows the composition of deposits at June 30, 2010, and at the end of the previous four quarters.  Table 15 presents the composition of average deposits and borrowings and the effective rates on interest-bearing funding sources for the second and first quarters of 2010 and the second quarter of 2009, as well as for the six-month period in each year.

TABLE 11. DEPOSIT COMPOSITION
	2010				2009
(dollars in millions)	June 30		March 31		December 31		September 30		June 30
Noninterest-bearing
demand deposits	$3,229	37%	$3,298	37%	$3,301	36%	$3,130	35%	$3,082	34%
Interest-bearing deposits:
NOW account deposits	1,098	12	1,161	13	1,299	14	1,093	12	1,107	12
Money market deposits	1,790	20	1,768	20	1,824	20	1,800	20	1,760	19
Savings deposits	857	10	869	10	840	9	839	10	906	10
Other time deposits	722	8	745	8	799	9	817	9	829	9
Time deposits
$100,000 and over	1,123	13	1,121	12	1,087	12	1,201	14	1,460	16
Total interest-bearing	5,590	63	5,664	63	5,849	64	5,750	65	6,062	66
Total	$8,819	100%	$8,962	100%	$9,150	100%	$8,880	100%	$9,144	100%

Noninterest-bearing demand deposits were down $72 million, or 2%, from year-end 2009, but were up 5% compared to June 30, 2009.  Demand deposits comprised 37% of total deposits at June 30, 2010 compared to 36% at December 31, 2009 and 34% a year earlier.  Deposits at year-end 2009 had included some seasonal inflows that were concentrated in NOW accounts.
Time deposits at June 30, 2010 were down $41 million compared to year-end 2009, and $444 million, or 19%, compared to June 30, 2009.  The sustained period of low market interest rates has tended to reduce the attractiveness of time deposits compared to alternative deposit products and investments.  Customers held $177 million of funds in treasury-management time deposit products at June 30, 2010, up $26 million from the total held at December 31, 2009, but down $100 million from the total a year earlier.  These products are used mainly by commercial customers with excess liquidity pending redeployment for corporate or investment purposes, and, while they provide a recurring source of funds, the amounts available over time can be volatile.  Competitively bid public fund time deposits totaled approximately $115 million at the end of the second quarter of 2010, which was up $34 million from year-end 2009, but down $153 million from the end of the second quarter of 2009.  Treasury-management deposits and public fund deposits serve partly as an alternative to Whitney’s other short-term borrowings.
               The balance of short-term borrowings at June 30, 2010, was down 18%, or $136 million, from year-end 2009.  The main source of short-term borrowings continued to be the sale of securities under repurchase agreements to customers using Whitney’s treasury-management sweep product.  Borrowings from customers under securities repurchase agreements totaled $581 million at June 30, 2010, which was down $131 million from December 31, 2009.  Similar to Whitney’s treasury-management deposit products, this source of funds can be volatile.  Other short-term borrowings, which have included purchased federal funds, short-term Federal Home Loan Bank (FHLB) advances and borrowings through the Federal Reserve’s Term Auction Facility, were relatively minor at both June 30, 2010 and December 31, 2009, reflecting weak loan demand and the funds available from the Company’s common stock offering in the fourth quarter of 2009.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Shareholders’ equity totaled $1.67 billion at June 30, 2010, which represented a decrease of $6.9 million from the end of 2009.  Shareholders’ equity was reduced by the $24.3 million net loss for the first half of 2010 and by common dividends of $1.9 million and preferred dividends of $7.5 million.  These reductions were offset partly by a $23.7 million increase in other comprehensive income, mainly from a net unrealized holding gain on securities available for sale.

Regulatory Capital
Tables 12 and 13 present information on regulatory capital ratios for the Company and the Bank.  The capital raised in Whitney’s stock offering in the fourth quarter of 2009 is reflected in the Company’s Tier 1 regulatory capital.  Treasury’s investment in preferred stock and common stock warrants qualifies as Tier 1 capital for the Company.  Tier 2 regulatory capital for both the Company and the Bank includes $150 million in subordinated notes payable issued by the Bank.
The reduction in Tier 1 capital and the decrease in regulatory capital ratios from December 31, 2009 stemmed mainly from an adjustment in the amount of deferred tax assets disallowed for regulatory capital calculations.  The rules governing regulatory capital treatment of deferred tax assets differ from and are more limiting than the generally accepted accounting guidance applied in evaluating the need for a deferred tax asset valuation allowance.  No valuation allowance was required in the financial statements as of June 30, 2010.  The section on “Income Taxes” in the later discussion of “Results of Operations” includes additional information on the Company’s evaluation of the realizability of its deferred tax assets.  The decrease in risk-weighted assets from the end of 2009 reflected mainly the reduction in outstanding loans.

TABLE 12. REGULATORY CAPITAL AND CAPITAL RATIOS – COMPANY
	June 30	December 31
(dollars in thousands)	2010	2009
Tier 1 regulatory capital	$1,148,408	$1,242,268
Tier 2 regulatory capital	265,638	270,532
Total regulatory capital	$1,414,046	$1,512,800
Risk-weighted assets	$9,149,055	$9,552,632
Ratios:
Leverage (Tier 1 capital to average assets)	10.48%	11.05%
Tier 1 capital to risk-weighted assets	12.55	13.00
Total capital to risk-weighted assets	15.46	15.84

The minimum capital ratios are generally 4% leverage, 4% Tier 1 capital and 8% total capital.  Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.  Bank holding companies must also have at least a 6% Tier 1 capital ratio and a 10% total capital ratio to be considered well-capitalized for various regulatory purposes.  As of June 30, 2010, the Company had the requisite capital levels to qualify as well-capitalized by its regulators.

TABLE 13. REGULATORY CAPITAL AND CAPITAL RATIOS – BANK
	June 30	December 31
(dollars in thousands)	2010	2009
Tier 1 regulatory capital	$ 916,571	$ 999,176
Tier 2 regulatory capital	265,466	270,336
Total regulatory capital	$1,182,037	1,269,512
Risk-weighted assets	$9,135,245	$9,536,894
Regulatory capital ratios:
Leverage (Tier 1 capital to average assets)	8.37%	8.90%
Tier 1 capital to risk-weighted assets	10.03	10.48
Total capital to risk-weighted assets	12.94	13.31

For a bank to qualify as well-capitalized under the current regulatory framework for prompt corrective supervisory action, its leverage, Tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively.  As a result of the current difficult operating environment and recent operating losses, the Bank has committed to its primary regulator that it will maintain higher capital ratios with a leverage ratio of at least 8%, a Tier 1 regulatory capital ratio of at least 9%, and a total risk-based capital ratio of at least 12%.  As of June 30, 2010, the Bank exceeded the requisite capital levels to both satisfy these target minimums and to qualify as well-capitalized by its regulators.  The capital raised by the Company in its recent common stock offering strengthens its capacity to serve as a source of financial support to the Bank.

Dividends
The Company declared a nominal dividend of $.01 per share to common shareholders for the first and second quarters of 2010, the same quarterly rate as throughout 2009.  The Company must currently obtain regulatory approval before increasing the common dividend rate above this level.  Regulatory policy statements provide that generally bank holding companies should only pay dividends out of current operating earnings and that the level of dividends, if any, must be consistent with current and expected capital requirements.  Preferred dividends totaled $7.5 million for the first half of 2010.
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

LIQUIDITY MANAGEMENT AND CONTRACTUAL OBLIGATIONS

Liquidity Management
The objective of liquidity management is to ensure that funds are available to meet the cash flow requirements of depositors and borrowers, while at the same time meeting the operating, capital and strategic cash flow needs of the Company and the Bank.  Whitney develops its liquidity management strategies and measures and monitors liquidity risk as part of its overall asset/liability management process, making use of quantitative modeling tools to project cash flows under a variety of possible scenarios, including credit-stressed conditions.
Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan portfolio and the portfolio of investment securities and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities, and prepayments, through use as collateral for borrowings, and through possible sale or securitization.  At June 30, 2010, securities available for sale with a carrying value of $1.17 billion, out of a total portfolio of $1.92 billion, were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.
On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources.  The section above entitled “Deposits and Borrowings” discusses changes in these liability-funding sources in the first half of 2010.
In late 2008, the FDIC took certain steps that were designed to support deposit retention and to enhance the liquidity of the nation’s insured depository institutions and thereby assist in stabilizing the overall economy following the severe disruption in the credit markets.  The FDIC temporarily increased deposit insurance coverage limits for all deposit accounts from $100,000 to $250,000 per depositor through December 31, 2009.  This expanded coverage was subsequently extended through December 31, 2013, and was recently made permanent as part of the Dodd-Frank Act.  In addition to the increased coverage limits, the FDIC also offered to provide unlimited deposit insurance coverage for noninterest-bearing transaction accounts and certain other specified deposits through the end of 2009.  The FDIC initially extended this unlimited coverage through June 30, 2010 and recently approved an additional extension through at least December 31, 2010.  Whitney has elected not to participate in the most recent extension of this program, and the unlimited coverage ended effective July 1, 2010.  In light of the Company’s capital position, the reduced volatility in the financial markets and improved depositor and consumer confidence, management anticipates that this decision will not have a significant impact on the Bank’s liquidity position.  A provision in the Dodd-Frank Act authorized mandatory unlimited coverage of noninterest-bearing demand deposits for a period of two years beginning in 2011.
Wholesale funding currently available to the Bank includes FHLB advances and federal funds purchased from correspondents and borrowings through the Federal Reserve’s Term Auction Facility.  The Bank’s unused borrowing capacity from the FHLB at June 30, 2010 totaled approximately $1.5 billion and is secured by a blanket lien on loans secured by real estate.  The Bank’s unused borrowing capacity from the Federal Reserve Discount Window totaled approximately $.8 billion at June 30, 2010, based on collateral pledged.  In addition, both the Company and the Bank have access to external funding sources in the financial markets.
                Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows located in Item 1 of this report present operating cash flows and summarize all significant sources and uses of funds for the first six months of 2010 and 2009.
In the fourth quarter of 2009, Whitney raised $218 million in an underwritten public offering of 28.75 million of the Company’s common shares.  At June 30, 2010, the Company had approximately $231 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and other corporate purposes.  As discussed earlier, Whitney reduced its quarterly common dividend to $.01 per share throughout 2009 and for the first and second quarters of 2010, and the Company must currently obtain regulatory approval before increasing the common dividend above this rate.
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

Contractual Obligations
Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations, other than obligations under deposit contracts and short-term borrowings, were scheduled in Whitney’s annual report on Form 10-K for the year ended December 31, 2009.  The most significant obligations included long-term debt service, operating leases for banking facilities and various multi-year contracts for outsourced services and software licenses.  There have been no material changes in contractual obligations from year-end 2009 through the end of second quarter of 2010.

OFF-BALANCE-SHEET ARRANGEMENTS
As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements.  The most significant off-balance-sheet obligations are the Bank’s commitments under traditional credit-related financial instruments.  Table 14 schedules these commitments as of June 30, 2010 by the periods in which they expire.  Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 14. CREDIT-RELATED COMMITMENTS
	Commitments expiring by period from June 30, 2010
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years
Loan commitments – revolving	$2,326,566	$1,600,977	$585,691	$135,460	$4,438
Loan commitments – nonrevolving	217,691	142,249	73,576	1,866	-
Credit card and personal credit lines	576,967	576,967	-	-	-
Standby and other letters of credit	345,719	181,720	116,089	47,910	-
Total	$3,466,943	$2,501,913	$775,356	$185,236	$4,438

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
Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows.  The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations.  The sensitivity is measured against the results of a base simulation run that uses forecasts of earning assets and funding sources as of the measurement date and that assumes a stable rate environment and structure.  Based on the simulation run at June 30, 2010, annual net interest income (TE) would be expected to increase approximately $1.6 million, or less than 1%, if interest rates instantaneously increased from current rates by 100 basis points.  A comparable simulation run as of December 31, 2009 produced results that indicated a negative impact on net interest income (TE) of $8.1 million, or 1.8%, from a 100 basis point rate increase.  The change in the simulation results reflected mainly a shift in the composition of forecasted earning assets.  Although Whitney has historically tended to be moderately asset sensitive over the near term, the more recent simulations indicate a neutral to somewhat liability-sensitive position in a rising market rate scenario.  This change reflects to a large extent the increased use of rate floors on variable-rate loans and the extent to which these floors exceed the indexed rates in the current low rate environment.  Additional information on variable-rate loans and loans with rate floors is included in the following section on “Net Interest Income (TE).”  The simulation assuming a 100 basis point decrease from current rates was suspended at both June 30, 2010 and December 31, 2009 in light of the historically low rate environment.
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

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
Whitney’s net interest income (TE) for the second quarter of 2010 decreased less than 1%, or $.8 million, compared to the first quarter of 2010.  Average earning assets were down nearly 2% between these periods, while the net interest margin (TE) was unchanged at 4.15%.  The additional day in the current period would have added approximately $.9 million to net interest income, other factors held constant.  Net interest income (TE) for the second quarter of 2010 was down 4%, or $5.0 million, compared to the second quarter of 2009.  Average earning assets decreased 7% between these periods, but the net interest margin (TE) in the second quarter of 2010 was up 10 basis points from the year-earlier period.  Tables 15 and 16 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).
The overall yield on earning assets showed a small decrease of 4 basis points from the first quarter of 2010 and was down 13 basis points from the second quarter of 2009.  The reduced level of loans in the earning asset mix was the main factor behind both of these decreases.  Loan yields (TE) in the second quarter of 2010 were down only slightly from 2010’s first quarter and the second quarter of 2009.  The rates on approximately 55%, or $4.4 billion, of the loan portfolio at June 30, 2010 vary based on either LIBOR (28%) or prime rate (27%) benchmarks.  The percentages are generally consistent with those at year-end 2009 and at June 30, 2009.  The increased use of rate floors has muted the impact of the overall lower rate environment on loan yields.  At June 30, 2010, approximately 65% of the outstanding balance of Whitney’s LIBOR/prime-based loans was subject to rate floors compared to 51% a year earlier.  The yield (TE) on the largely fixed-rate investment portfolio in the second quarter of 2010 was down 11 basis points from the first quarter of 2010 and 36 basis points from the year-earlier period.
The inflated level of nonaccruing loans has also reduced net interest income and lowered the effective asset yield and net interest margin.  Nonaccruing loans reduced Whitney’s net interest margin by at least 20 basis points for the second quarter of 2010 and a comparable amount for both the first quarter of 2010 and the second quarter of 2009.
The cost of funds for the second quarter of 2010 decreased 4 basis points from the first quarter of 2010 and 23 basis points from the second quarter of 2009.  The year-over-year decline in the overall cost of funds reflected mainly the impact of the sustained low rate environment on both deposit and short-term borrowing rates.  The overall cost of interest-bearing deposits was down 40 basis points between the second quarters of 2009 and 2010, with the cost of the more rate sensitive time deposits down 64 basis points.  Short-term borrowing costs decreased 5 basis points over this same period.  Noninterest-bearing demand deposits funded a favorable 32% of average earning assets in the second quarter of 2010, up from 31% in the first quarter of 2010 and 28% in the year-earlier period, although the benefit to the net interest margin was somewhat muted by the low rate environment.  The percentage of funding from all noninterest-bearing sources increased to 37% in both the second and first quarters of 2010, compared to 33% in the second quarter of 2009.

TABLE 15. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a), YIELDS AND RATES

(dollars in thousands)	Second Quarter 2010			First Quarter 2010			Second Quarter 2009
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$8,079,771	$98,846	4.91%	$8,230,993	$100,178	4.93%	$9,004,386	$110,545	4.92%
Mortgage-backed securities	1,729,154	17,053	3.94	1,677,908	17,083	4.07	1,541,022	16,774	4.35
U.S. agency securities	74,662	797	4.27	102,074	1,121	4.39	104,320	1,122	4.30
Obligations of states and political
subdivisions (TE)	168,032	2,493	5.93	176,010	2,592	5.89	201,207	3,019	6.00
Other securities	49,511	606	4.90	52,103	613	4.71	60,383	598	3.96
Total investment securities	2,021,359	20,949	4.15	2,008,095	21,409	4.26	1,906,932	21,513	4.51
Federal funds sold and
short-term investments	213,031	157	.30	243,123	179	.30	151,325	204	.54
Total earning assets	10,314,161	$119,952	4.66%	10,482,211	$121,766	4.70%	11,062,643	$132,262	4.79%
NONEARNING ASSETS
Other assets	1,423,778			1,410,946			1,290,750
Allowance for loan losses	(234,789)			(236,380)			(213,082)
Total assets	$11,503,150			$11,656,777			$12,140,311

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,148,590	$1,008	.35%	$1,247,118	$1,120	.36%	$1,149,259	$1,049	.37%
Money market deposits	1,765,839	3,245	.74	1,794,820	3,613	.82	1,693,473	4,663	1.10
Savings deposits	868,829	321	.15	849,006	309	.15	901,962	357	.16
Other time deposits	728,121	2,386	1.31	781,806	2,680	1.39	839,565	4,479	2.14
Time deposits $100,000 and over	1,129,333	3,438	1.22	1,093,159	3,698	1.37	1,546,375	6,812	1.77
Total interest-bearing deposits	5,640,712	10,398	.74	5,765,909	11,420	.80	6,130,634	17,360	1.14
Short-term borrowings	624,931	255	.16	644,838	276	.17	1,100,222	570	.21
Long-term debt	199,751	2,489	4.98	199,711	2,486	4.98	199,449	2,512	5.04
Total interest-bearing liabilities	6,465,394	$13,142	.81%	6,610,458	$14,182	.87%	7,430,305	$20,442	1.10%
NONINTEREST-BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
Demand deposits	3,255,019			3,260,794			3,082,248
Other liabilities	106,269			100,988			107,149
Shareholders' equity	1,676,468			1,684,537			1,520,609
Total liabilities and
shareholders' equity	$11,503,150			$11,656,777			$12,140,311

Net interest income and margin (TE)		$106,810	4.15%		$107,584	4.15%		$111,820	4.05%
Net earning assets and spread	$3,848,767		3.85%	$3,871,753		3.83%	$3,632,338		3.69%
Interest cost of funding earning assets			.51%			.55%			.74%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $433,446, $418,742 and $386,072, respectively, in the second and first quarters of 2010 and second quarter of 2009.

TABLE 15. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a)
YIELDS AND RATES (continued)
	Six Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2010			June 30, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$8,154,964	$199,024	4.92%	$9,052,952	$222,567	4.96%
Mortgage-backed securities	1,703,672	34,136	4.01	1,523,679	33,985	4.46
U.S. agency securities	88,293	1,918	4.34	104,587	2,244	4.29
Obligations of states and political
subdivisions (TE)	171,999	5,085	5.91	206,365	6,165	5.97
Other securities	50,800	1,219	4.80	61,474	1,116	3.63
Total investment securities	2,014,764	42,358	4.20	1,896,105	43,510	4.59
Federal funds sold and
short-term investments	227,994	336	.30	109,589	382	.70
Total earning assets	10,397,722	$241,718	4.68%	11,058,646	$266,459	4.85%
NONEARNING ASSETS
Other assets	1,417,397			1,285,176
Allowance for loan losses	(235,580)			(194,093)
Total assets	$11,579,539			$12,149,729

LIABILITES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,197,582	$2,128	.36%	$1,202,528	$2,215	.37%
Money market deposits	1,780,249	6,858	.78	1,504,768	6,876	.92
Savings deposits	858,972	630	.15	905,055	718	.16
Other time deposits	754,815	5,066	1.35	854,971	9,799	2.31
Time deposits $100,000 and over	1,111,346	7,136	1.29	1,582,638	15,258	1.94
Total interest-bearing deposits	5,702,964	21,818	.77	6,049,960	34,866	1.16
Short-term and other borrowings	634,830	531	.17	1,151,731	1,848	.32
Long-term debt	199,731	4,975	4.98	191,425	5,001	5.23
Total interest-bearing liabilities	6,537,525	$27,324	.84%	7,393,116	$41,715	1.14%
NONINTEREST-BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
Demand deposits	3,257,891			3,116,242
Other liabilities	103,643			113,455
Shareholders' equity	1,680,480			1,526,916
Total liabilities and
shareholders' equity	$11,579,539			$12,149,729

Net interest income and margin (TE)		$214,394	4.15%		$224,744	4.09%
Net earning assets and spread	$3,860,197		3.84%	$3,665,530		3.71%
Interest cost of funding earning assets			.53%			.76%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $426,134 in 2010 and $358,861 in 2009.

TABLE 16. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	Second Quarter 2010 Compared to:						Six Months ended June 30,
	First Quarter 2010			Second Quarter 2009			2010 Compared to 2009
	Due to		Total	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
INTEREST INCOME (TE)
Loans (TE)	$(1,045)	$(287)	$(1,332)	$(11,310)	$(389)	$(11,699)	$(21,912)	$(1,631)	$(23,543)
Mortgage-backed securities	512	(542)	(30)	1,934	(1,655)	279	3,765	(3,614)	151
U.S. agency securities	(293)	(31)	(324)	(317)	(8)	(325)	(353)	27	(326)
Obligations of states and political
subdivisions (TE)	(118)	19	(99)	(493)	(33)	(526)	(1,017)	(63)	(1,080)
Other securities	(31)	24	(7)	(118)	126	8	(214)	317	103
Total investment securities	70	(530)	(460)	1,006	(1,570)	(564)	2,181	(3,333)	(1,152)
Federal funds sold and
short-term investments	(20)	(2)	(22)	65	(112)	(47)	257	(303)	(46)
Total interest income (TE)	(995)	(819)	(1,814)	(10,239)	(2,071)	(12,310)	(19,474)	(5,267)	(24,741)

INTEREST EXPENSE
NOW account deposits	(79)	(33)	(112)	(1)	(40)	(41)	(9)	(78)	(87)
Money market deposits	(52)	(316)	(368)	192	(1,610)	(1,418)	1,152	(1,170)	(18)
Savings deposits	10	2	12	(13)	(23)	(36)	(35)	(53)	(88)
Other time deposits	(164)	(130)	(294)	(536)	(1,557)	(2,093)	(1,043)	(3,690)	(4,733)
Time deposits $100,000 and over	130	(390)	(260)	(1,573)	(1,801)	(3,374)	(3,828)	(4,294)	(8,122)
Total interest-bearing deposits	(155)	(867)	(1,022)	(1,931)	(5,031)	(6,962)	(3,763)	(9,285)	(13,048)
Short-term borrowings	(7)	(14)	(21)	(211)	(104)	(315)	(637)	(680)	(1,317)
Long-term debt	-	3	3	4	(27)	(23)	210	(236)	(26)
Total interest expense	(162)	(878)	(1,040)	(2,138)	(5,162)	(7,300)	(4,190)	(10,201)	(14,391)
Change in net interest income (TE)	$(833)	$59	$(774)	$(8,101)	$3,091	$(5,010)	$(15,284)	$4,934	$(10,350)

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

For the first six months of 2010, net interest income (TE) decreased 5%, or $10.4 million, compared to the first half of 2009.  Average earning assets decreased 6% between these periods, while the net interest margin widened 6 basis points to 4.15% in 2009.  Average loans represented 78% of average earning assets for the period, down from 82% for the year-to-date period in 2009.  The overall yield on earning assets for the first six months of 2010 was down 17 basis points from the year-earlier period, and the overall cost of funds decreased 23 basis points between these periods.  Noninterest-bearing sources funded 37% of earning assets on average in the first half of 2010, compared to 33% in 2009.  Substantially the same factors that affected the changes in the mix and rates for earning assets and funding sources between the second quarters of 2010 and 2009 were evident in the changes for the year-to-date periods.
There are several factors that will challenge Whitney’s ability to increase net interest income and expand the net interest margin in the near future.  Continued weak loan demand will make it difficult to grow earning assets and maintain the proportion of loans in the earning asset mix.  The rates on many variable-rate loans with rate floors currently exceed the underlying indexed market rates.  This will initially limit the benefit to Whitney’s loan yields from any rise in market rates when the economy recovers.  Whitney continues to manage its deposit rates and funding mix to maintain a favorable net interest margin, but the ability to further reduce funding costs has become limited after the sustained period of low market rates.

PROVISION FOR CREDIT LOSSES
Whitney provided $59.0 million for credit losses in the second quarter of 2010, an increase of $21.5 million from the first quarter of 2010, and down $15.0 million from the second quarter of 2009.  Net loan charge-offs in 2010’s second quarter were $53.3 million, or 2.65% of average loans on an annualized basis, compared to $37.1 million, or 1.81% of average loans, in the first quarter of 2010 and $46.7 million, or 2.09% of loans, in 2009’s second quarter.
Loans from Whitney’s Florida markets continued to be the main component of the provision for loan losses and charge-offs during the second quarter of 2010.  Approximately $35 million of the provision and $36 million of the gross charge-offs in 2010’s second quarter came from the Florida markets and were predominantly real estate-related.  Whitney’s Texas market accounted for approximately $14 million of the provision and $8 million of charge-offs in the second quarter of 2010, reflecting the continued stress on C&D and CRE loan customers in the current economic environment.  As discussed earlier, the provision for the second quarter of 2010 also included $5 million based on an assessment as of June 30, 2010 of the impact of the recent oil spill on tourism in Gulf Coast beach communities.
The allowance for loan losses increased to 2.88% of total loans at June 30, 2010, compared to 2.77% at March 31, 2010 and 2.50% a year earlier.
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

NONINTEREST INCOME
Noninterest income decreased $.7 million, or 2%, from the second quarter of 2009 to a total of $31.8 million in 2010’s second quarter.
Deposit service charge income in the second quarter of 2010 was down 8%, or $.7 million in total, from the second quarter of 2009, mainly on lower commercial account fees.  Service charges include periodic account maintenance fees for both business and personal customers, charges for specific transactions or services such as processing return items or wire transfers, and other revenue associated with deposit accounts such as commissions on check sales.
The fees charged on a large number of Whitney’s commercial accounts are based on an analysis of account activity, and these customers are allowed to offset accumulated charges with an earnings credit based on balances maintained in the account.  The decline in commercial fees was driven in large part by an increase in the earnings credit allowance as both the earnings credit rate and the account balances maintained were higher in the second quarter of 2010 compared to the year-earlier period.
Charges earned on specific transactions were essentially unchanged compared to the second quarter of 2009.  The main component of this income category is fees earned on items returned for insufficient funds and for overdrafts.  Return item and overdraft fees are expected to trend lower as new consumer protection regulations are implemented in the third quarter of 2010.  The Company continues to monitor other regulatory proposals and legislative initiatives, including the provisions of the Dodd-Frank Act discussed earlier, that would impose limits on certain deposit and other transaction fees and potentially reduce the Bank’s fee income.
Bank card fees in the second quarter of 2010 were up $1.6 million compared to the second quarter of 2009, although over half of this increase reflected a change in the reporting of certain transactions by a new processor, with the offset in the ATM fees category that is included in other noninterest income.  Excluding the impact of this change in mid-2009, bank card fees increased 15%, or $.7 million, between these periods on higher transaction volume supported in part by recent marketing campaigns.
Fee income from Whitney’s secondary mortgage market operations declined 33%, or $1.0 million, from the second quarter of 2009.  Overall housing market conditions were improved in the second quarter of 2010, but the year-earlier period saw a significantly higher level of refinancing activity that continued through much of 2009.  It is unclear if improvement in market conditions will generate loan production sufficient to offset an anticipated continued reduction in refinancing activity relative to 2009 and the impact of the expiration of federal tax credits for homebuyers.  Trust service fees were down 3% from the second quarter of 2009.
The categories comprising other noninterest income decreased a combined $.4 million compared to the second quarter of 2009, including the impact of the redirection of certain income to bank card fees as noted earlier.  Other noninterest income for the second quarter of 2010 included a $1.3 million insurance settlement gain related to two hurricanes in 2008.  In the second quarter of 2009, the Bank received a $1.8 million distribution from its interest in a small business investment company.  Net gains and other revenue from grandfathered foreclosed assets totaled $.3 million in the second quarter of 2010 compared to $.6 million in the second quarter of 2009.  The Company also recognized gains on the disposition of surplus banking facilities of $.8 million in the second quarter of 2010 and $.6 million in the year-earlier period.

Noninterest income for the second quarter of 2010 was up $3.5 million, or 12%, compared to the first quarter of 2010.  Most recurring sources of income registered increases, reflecting increased activity and the benefit of recent marketing campaigns.  Deposit service charge income was up 2%, or $.2 million, bank card fees increased 10%, or $.5 million, and secondary mortgage market income was up 9%, or $.2 million, during the quarter.  Other noninterest income for the second quarter was up $2.5 million compared to the first quarter of 2010, reflecting mainly the gains on an insurance settlement and the sale of surplus property mentioned earlier.
Noninterest income for the first six months of 2010 was down $1.7 million from the year-earlier period.  Year-to-date changes in individual income categories from the prior year were for the most part consistent with the year-to-year quarterly changes discussed above and were driven by substantially the same factors.  Net gains and other revenue from grandfathered foreclosed assets totaled $1.2 million in the first half of 2010 and $1.7 million in the comparable period of 2009.

NONINTEREST EXPENSE
Noninterest expense decreased $1.7 million, or 1%, to a total of $110 million in the second quarter of 2010 compared to the same period in 2009.
Whitney’s personnel expense decreased 3% in total between these periods.  Employee compensation was down slightly.  Normal salary adjustments have been held to a modest level in this difficult operating environment, and full-time equivalent staff level has been generally stable.  Management incentive program compensation decreased by $.6 million, reflecting the reduced value of the more recent share-based compensation awards.  No management cash bonus has been accrued in 2010 or throughout all of 2009.  The cost of employee benefits was down 14%, or $1.5 million, mainly on lower cost of retirement benefits.
The total expense for professional services, both legal and other services, increased $4.7 million compared to the second quarter of 2009, driven by services associated with compliance and other regulatory projects and technology initiatives, and by higher costs associated with problem loan collection.
The expense for deposit insurance and other regulatory fees in the second quarter of 2010 was down $3.4 million from the second quarter of 2009, which included $5.5 million for the special emergency FDIC assessment imposed on the industry in that period.  Excluding the special assessment, this expense category increased $2.1 million related mainly to intervening changes in some of the Bank-specific variables that underlie the assessment calculation.  The Bank participated in the part of the FDIC’s Temporary Liquidity Guarantee Program that provides for unlimited deposit insurance coverage for specified deposit categories.  This program began October 14, 2008 and was scheduled to end June 30, 2010.  The FDIC recently announced an extension of this program, but the Bank has elected not to participate, and the unlimited deposit coverage and related insurance assessments ended effective July 1, 2010.  Provisions in the Dodd-Frank Act permanently increased the deposit insurance limit from $100,000 to $250,000 and authorized mandatory unlimited coverage of noninterest-bearing demand deposits for a period of two years beginning in 2011.  The impact of these provisions on future FDIC assessment rates cannot yet be determined.
Loan collection costs, together with foreclosed asset management expenses and provisions for valuation losses, totaled $6.0 million for the second quarter of 2010, down $1.5 million from the second quarter of 2009 as valuation losses declined.

Total noninterest expense for the second quarter of 2010 increased less than 1% from the first quarter of 2010.  Total personnel expense for the second quarter of 2010 decreased $.4 million, or less than 1%, from the first quarter of 2010.  Employee compensation increased $1.7 million mainly as a result of the company-wide annual merit increase and final adjustments to 2009 annual sales-based incentive plan compensation in the first quarter of 2010.  Employee benefits declined $2.0 million on reductions in the annual cost of retirement benefit plans and a normal decrease in payroll taxes from beginning of year levels.
Legal and other professional services were up $4.1 million driven by the same factors mentioned above.  The first quarter of 2010 included $4.5 million for estimated losses on repurchase obligations associated with certain mortgage loans that had been originated and sold by an acquired entity before the acquisition date.
For the six-month period ended June 30, 2010, noninterest expense was up 5%, or $11.2 million, compared to the first half of 2009.  Loan collection costs, including related legal services, and foreclosed asset expenses and provision for valuation losses increased $4.4 million, to $17.3 million, in 2010.  The six-month period in 2010 also included the $4.5 million loss on mortgage repurchase obligations noted above.  The other changes in major noninterest expense categories between these periods were influenced mainly by the same factors cited in the discussion of year-to-year quarterly results above.

INCOME TAXES
Whitney recorded an income tax benefit at an effective rate of 42.9% on the pre-tax loss for the second quarter of 2010 and 44.6% on the year-to-date loss through June 30, 2010.  The effective tax benefit rate was 50.2% for the second quarter of 2009 and 49.1% for the year-to-date provision in 2009.  In determining the effective tax rate and tax benefit for the second quarter and first six months of 2010, the Company referred to the actual results for the current interim period rather than projected results for the full year because of the potential for volatility in the interim effective tax rate as a result of fluctuations in the provision for credit losses. Whitney’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt interest income and the availability of tax credits.  Interest income from the financing of state and local governments and earnings from the bank-owned life insurance program are the major components of tax-exempt income.  The main source of tax credits has been investments in affordable housing projects and in projects that primarily benefit low-income communities or help the recovery and redevelopment of communities in the Gulf Opportunity Zone.  Tax-exempt income and tax credits tend to increase the effective tax benefit rate from the statutory rate in loss periods and to reduce the effective tax expense rate in profitable periods.  The impact on the effective tax rate becomes more pronounced as the pre-tax income or loss becomes smaller, leading to lower expense rates and higher benefit rates.
                As of June 30, 2010, Whitney had approximately $85 million in net deferred tax assets.  Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized.  In making such judgments, significant weight is given to evidence that can be objectively verified.  During the third quarter, Whitney could reach a three-year cumulative pre-tax loss position, which is considered significant negative evidence that is difficult to overcome in assessing the realizability of a deferred tax asset.  If this cumulative loss occurs, further analysis of all positive and negative evidence will be required to substantiate the realizability of deferred tax assets.  This evidence includes a carryback position that can absorb a portion of the deferred tax assets, historical and future projected taxable income, projected future reversals of existing deferred tax liabilities, and potential tax planning strategies.  If Whitney is unable to continue to generate, or is unable to demonstrate that it can continue to generate, sufficient taxable income in the near future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance and a corresponding income tax expense.
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

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

None

Item 1A.  RISK FACTORS

The following risk factors contain information concerning factors that could materially affect our business, financial condition or future results.  The risk factors that are described below and that are discussed in Item 1A to Part I of Whitney’s annual report on Form 10-K for the year ended December 31, 2009 and Item 1A of Part II of Whitney’s quarterly report on Form 10-Q for the quarter ended March 31, 2010, should be considered carefully in evaluating the Company’s overall risk profile.  Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse affect on Whitney’s business, financial condition or results of operations.

The recent oil leak in the Gulf of Mexico could negatively affect the local economies, businesses and property values in our coastal markets, which could have an adverse effect on our business or results of operations.

In late April 2010, the explosion and collapse of the BP Deepwater Horizon drilling rig in the Gulf of Mexico off the coast of Louisiana caused a major oil leak that has only recently been fully contained.  While the ultimate long-term impact of this accident cannot yet be determined, the spill has caused, and continues to cause, significant disruption to the Gulf’s tourism and fishing industries.  In addition, the U.S. Government has imposed a moratorium on deepwater rigs through November 30, 2010 which affects 33 rigs directly and numerous others indirectly, and has issued certain new safety regulations for all offshore drilling operations.  The moratorium was appealed and suspended, but the U.S. government has appealed the suspension with hearings set to begin September 1, 2010.  The U.S. Congress is considering legislation that could impact the operations of offshore drillers.  A lasting moratorium on deep water drilling or legislative or regulatory actions that substantially impact the cost of offshore drilling operations could negatively impact our customers in the oil and gas industry and the general economy of part of Whitney’s market area.
Management has identified approximately $270 million in loans outstanding to customers in Gulf Coast beach communities that could be directly or indirectly impacted by a downturn in tourism, and relationship officers are closely monitoring the performance of these credits.  The provision for credit losses in the second quarter of 2010 included $5 million based on an assessment as of June 30, 2010 of the estimated impact of the oil spill on these tourism-related businesses.
The Bank’s direct exposure to the fishing, seafood processing and marina industries totaled approximately $35 million at June 30, 2010.  To date, we believe Whitney has minimal loss exposure in this area of our portfolio.
                We cannot predict the ultimate long-term impact of the oil spill on our current customers and the economies in our market areas, but this disaster could result in a decline in loan originations, a decline in the value of properties securing our loans and an increase in loan delinquencies, foreclosures or loan losses, which could negatively affect our financial condition and results of operations.

Whitney’s business is highly regulated.  Our compliance with existing and proposed banking legislation and regulation, including our compliance with regulatory and supervisory actions, could adversely limit or restrict our activities and adversely affect our business, operating flexibility and financial condition.

As a result of the current difficult operating environment and the Company’s recent operating losses, the Bank’s primary regulator last year required the Bank to implement plans to (i) maintain regulatory capital at a level sufficient to meet specific minimum regulatory capital ratios set by the regulator; (ii) make several improvements to the Bank’s oversight of its lending operations; and (iii) assess the adequacy of the Bank’s allowance for loan and lease losses and improve related policies and procedures.  The Bank’s specified minimum regulatory capital ratios are a leverage ratio of 8%, a Tier 1 Capital ratio of 9%, and a Total Capital ratio of 12%.  As of June 30, 2010, the Bank’s regulatory ratios exceeded all three of these minimum ratios with an 8.37% leverage ratio, a 10.03% Tier 1 Capital ratio, and a 12.94% Total Capital ratio.
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
               As a result of the supervisory actions discussed above, we are subject to additional regulatory approval processes for certain activities such as building new branches.  If we are unable to resolve these regulatory issues on a timely basis, we could become subject to significant restrictions on our existing business or on our ability to develop any new business.  In addition, we could be required by our regulators to dispose of certain assets or liabilities within a prescribed period of time, raise additional capital in the future or restrict or reduce our dividends.  The terms of any such action could have a material negative effect on our business, operating flexibility and financial condition.

The continued sluggish economic recovery, both nationally and in our markets, could have an adverse affect on Whitney’s financial condition, results of operations and cash flows.

The economic environment, which showed some initial signs of improvement in the first quarter, demonstrated during the second quarter that the economic recovery will likely be slow and protracted due mainly to persistently high unemployment, low consumer confidence and a soft housing market.  An extended period of slow recovery in the broader economy and, specifically, in our coastal markets after the recent deep recession could adversely affect the financial capacity of businesses and individuals in Whitney’s market area.  These conditions could, among other consequences, increase the credit risk inherent in the current loan portfolio, restrain new loan demand from creditworthy borrowers, prompt Whitney to tighten its underwriting criteria, and reduce the liquidity in Whitney’s customer base and the level of deposits that they maintain. These economic conditions could also delay the correction of the imbalance of supply and demand for real estate in certain of our markets.  Legislative and regulatory actions taken in response to these conditions could impose additional restrictions and requirements on Whitney and others in the financial industry.
The impact of a continued slow economic recovery on Whitney’s financial results could include continued high levels of classified and criticized credits, provisions for credit losses, elevated expenses associated with loan collection efforts, the possible impairment of certain intangible or deferred tax assets, the need for Whitney to replace core deposits with higher-cost sources of funds, and an inability to produce loan growth or overall growth in earning assets. Noninterest income from sources that are dependent on financial transactions and market valuations could also be reduced.  These factors could have an adverse effect on Whitney’s financial condition, results of operations and cash flows.

Whitney’s allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

                Whitney maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense.  The allowance represents management’s best estimate of probable loan losses that have been incurred within the existing portfolio of loans. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires Whitney to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes.  Changes in economic and other conditions affecting borrowers, new information regarding existing loans, identification of additional criticized and classified loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional classified loans and loan charge-offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income, and possibly regulatory capital, and may have a material adverse effect on our capital, financial condition and results of operations.

Additional losses may result in a valuation allowance to deferred tax assets.

As of June 30, 2010, Whitney had approximately $85 million in net deferred tax assets. Applicable banking regulations limit the inclusion of these deferred tax assets when calculating Whitney’s Tier 1 capital to the extent these assets could be realized based on the ability to offset any taxable income during the two previous years as well as future projected earnings within one year.  Based on these limitations, Whitney currently excludes the majority of the deferred tax assets for the calculation of Tier 1 capital.  Unless we anticipate generating sufficient taxable income in the future, we may be unable to include future increases in deferred tax assets in our Tier 1 capital which could significantly reduce our regulatory capital ratios.
Additionally, our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes.  In making such judgments, significant weight is given to evidence that can be objectively verified.  During the third quarter, Whitney could reach a three-year cumulative pre-tax loss position, which is considered significant negative evidence that is difficult to overcome in assessing the realizability of a deferred tax asset.  If this cumulative loss occurs, we will be required to further analyze all positive and negative evidence to substantiate the realizability of our deferred tax assets.  This evidence includes a carryback position that can absorb a portion of the deferred tax assets, historical and future projected taxable income, projected future reversals of existing deferred tax liabilities, and potential tax planning strategies.  If Whitney is unable to continue to generate, or is unable to demonstrate that it can continue to generate, sufficient taxable income in the near future, then the Company may not be able to conclude it is more likely than not that the benefits of our deferred tax assets will be fully realized and we may be required to recognize a valuation allowance, similar to an impairment of those assets.  Any such valuation allowance would have a negative effect on Whitney’s results of operations, financial condition and capital position.

The Dodd-Frank Wall Street Reform and Consumer Protection Act could increase our regulatory compliance burden and associated costs or otherwise adversely affect our business.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law.  The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry.
The Dodd-Frank Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on the Company and on the financial services industry as a whole will be clarified as those regulations are issued.  The Dodd-Frank Act addresses a number of issues including capital requirements, compliance and risk management, debit card overdraft fees, healthcare, incentive compensation, expanded disclosures and corporate governance.  The Act establishes a new, independent Consumer Financial Protection Bureau (Bureau) which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards.  States will be permitted to adopt stricter consumer protection laws and can enforce consumer protection rules issued by the Bureau.

The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, including increasing the costs associated with our regulatory examinations and compliance measures.  The changes resulting from the Dodd-Frank Act, as well as the resulting regulations promulgated by federal agencies, may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to comply with new laws and regulations.

Further reductions in the Company’s or the Bank’s credit ratings could reduce access to funding sources in the credit and capital markets and increase funding costs.

Numerous rating agencies regularly evaluate our creditworthiness and assign credit ratings to the debt of the Company and the Bank.  The agencies’ ratings are based on a number of factors, some of which are not within our control. In addition to factors specific to the financial strength and performance of the Company and the Bank, the rating agencies also consider conditions affecting the financial services industry generally.  During 2009, several rating agencies downgraded select ratings for both the Company and the Bank, which was also the case for a number of other financial services industry entities.  On July 29, 2010, Standard & Poor’s issued a downgrade of both the Company and the Bank’s counterparty credit to below investment grade and placed us on negative outlook for further downgrades.
In light of the difficulties confronting the financial services industry generally, and the Company and the Bank specifically, including, among others, the weak economic conditions in our markets and the severe stress on residential and commercial real estate markets, the Company and the Bank could receive further downgrades.  Further rating reductions by one or more rating agencies could adversely affect our access to funding sources and the cost and other terms of obtaining funding.  Long-term debt ratings also factor into the calculation of deposit insurance premiums, and a reduction in the Bank’s ratings may increase premiums and expenses.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No repurchase plans were in effect during the second quarter of 2010.  Under the CPP, prior to the earlier of (i) December 19, 2011 or (ii) the date on which the Series A Preferred Stock is redeemed in whole or the U.S. Treasury has transferred all of the Series A Preferred Stock to unaffiliated third parties, the consent of the U.S. Treasury is required to repurchase any shares of common stock, except in connection with benefit plans in the ordinary course of business and certain other limited exceptions.
There have been no recent sales of unregistered securities.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None

Item 4.    RESERVED

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS

The exhibits listed on the accompanying Exhibit Index, located on page 61, are filed (or furnished, as applicable) as part of this report.  The Exhibit Index is incorporated herein by reference in response to this Item 6.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITNEY HOLDING CORPORATION
                                     (Registrant)

By:            /s/Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Senior Executive Vice President and
Chief Financial Officer
(in his capacities as a duly authorized
officer of the registrant and as
principal accounting officer)

August 9, 2010
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