Form 10-Q/A
period 2010-06-30
WHITNEY HOLDING CORP
filed 2010-09-08
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Whitney Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 9, 2010 (the “Form 10-Q”), is to furnish the interactive data files as Exhibit 101 to the Form 10-Q.  Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets (June 30, 2010 – unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (iv) the Consolidated Statements of Cash Flows (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited).

No changes have been made to the Form 10-Q other than as described above. This Amendment No. 1 does not reflect any subsequent information or events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITNEY HOLDING CORPORATION
                       (Registrant)

    By: /s/Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Senior Executive Vice President and
Chief Financial Officer
(in his capacities as a duly authorized
officer of the registrant and as
principal accounting officer)

September 8, 2010
Date

EXHIBIT INDEX

Exhibit	Description

Exhibit 3.1*	Copy of the Company’s Composite Charter (filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).
Exhibit 3.2*	Copy of the Company’s Bylaws (filed as Exhibit 3.2 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).
Exhibit 31.1*	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32*	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS**	XBRL Instance Document
Exhibit 101.SCH**	XBRL Taxonomy Extension Schema
Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase

*	Previously filed with or incorporated by reference into Whitney Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (filed on August 9, 2010).
**	Furnished with this Form 10-Q/A.