Form 10-Q
period 2010-09-30
WHITNEY HOLDING CORP
filed 2010-11-09
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, 96,642,069 shares of the registrant’s no par value common stock were outstanding.

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

•
Whitney’s ability to complete bulk sales and other dispositions of nonperforming assets in the near term that lead to an overall reduction in its future level of nonperforming assets and classified loans and decreases in future credit loss provisions and problem asset collection expenses;

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

See also Item 1A, “Risk Factors,” of Part II of this Form 10-Q, Item 1A of Part I of Whitney’s annual report on Form 10-K for the year ended December 31, 2009 and Item 1A of Part II of Whitney’s quarterly reports on Form 10-Q for the quarters ended June 30, 2010 and March 31, 2010.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30	December 31
(dollars in thousands)	2010	2009
	(Unaudited)
ASSETS
Cash and due from financial institutions	$244,331	$216,347
Federal funds sold and short-term investments	165,746	212,219
Loans held for sale	49,162	33,745
Investment securities
Securities available for sale	2,140,882	1,875,495
Securities held to maturity, fair values of $163,191 and $180,384, respectively	156,456	174,945
Total investment securities	2,297,338	2,050,440
Loans, net of unearned income	7,733,932	8,403,443
Allowance for loan losses	(223,254)	(223,671)
Net loans	7,510,678	8,179,772

Bank premises and equipment	228,696	223,142
Goodwill	435,678	435,678
Other intangible assets	10,009	14,116
Accrued interest receivable	30,161	32,841
Other assets	545,395	493,841
Total assets	$11,517,194	$11,892,141

LIABILITIES
Noninterest-bearing demand deposits	$3,245,123	$3,301,354
Interest-bearing deposits	5,620,793	5,848,540
Total deposits	8,865,916	9,149,894

Short-term borrowings	681,152	734,606
Long-term debt	199,755	199,707
Accrued interest payable	11,600	11,908
Accrued expenses and other liabilities	120,110	114,962
Total liabilities	9,878,533	10,211,077

SHAREHOLDERS' EQUITY
Preferred stock, no par value
Authorized, 20,000,000 shares; issued and outstanding, 300,000 shares	295,925	294,974
Common stock, no par value
Authorized - 200,000,000 shares
Issued - 97,137,485 and 96,947,377 shares, respectively	2,800	2,800
Capital surplus	618,475	617,038
Retained earnings	722,081	790,481
Accumulated other comprehensive income (loss)	12,077	(11,532)
Treasury stock at cost - 500,000 shares	(12,697)	(12,697)
Total shareholders' equity	1,638,661	1,681,064
Total liabilities and shareholders' equity	$11,517,194	$11,892,141
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands, except per share data)	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$96,836	$107,751	$295,744	$329,918
Interest and dividends on investment securities
Taxable securities	18,412	18,918	55,685	56,263
Tax-exempt securities	1,590	1,885	4,895	5,893
Interest on federal funds sold and short-term investments	195	103	531	485
Total interest income	117,033	128,657	356,855	392,559
INTEREST EXPENSE
Interest on deposits	9,998	15,918	31,816	50,784
Interest on short-term borrowings	294	387	825	2,235
Interest on long-term debt	2,495	2,498	7,470	7,499
Total interest expense	12,787	18,803	40,111	60,518
NET INTEREST INCOME	104,246	109,854	316,744	332,041
PROVISION FOR CREDIT LOSSES	70,000	80,500	166,500	219,500
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	34,246	29,354	150,244	112,541
NONINTEREST INCOME
Service charges on deposit accounts	8,208	9,390	25,352	28,622
Bank card fees	6,305	5,258	18,196	14,265
Trust service fees	2,804	2,865	8,788	9,018
Secondary mortgage market operations	2,600	2,243	6,532	7,169
Other noninterest income	8,734	9,276	29,791	31,655
Securities transactions	-	195	-	195
Total noninterest income	28,651	29,227	88,659	90,924
NONINTEREST EXPENSE
Employee compensation	40,277	40,356	120,040	119,816
Employee benefits	9,344	10,239	29,399	32,046
Total personnel	49,621	50,595	149,439	151,862
Net occupancy	9,922	10,137	29,573	29,419
Equipment and data processing	7,448	6,570	20,965	19,452
Legal and other professional services	9,643	4,609	24,204	13,935
Deposit insurance and regulatory fees	5,385	5,281	17,889	18,745
Telecommunication and postage	3,024	3,246	9,131	9,295
Corporate value and franchise taxes	1,720	2,094	5,006	6,867
Amortization of intangibles	1,275	2,192	4,107	7,033
Provision for valuation losses on foreclosed assets	4,372	2,092	10,939	7,892
Nonlegal loan collection and other foreclosed asset costs	4,150	2,256	9,883	5,972
Other noninterest expense	16,558	14,524	51,835	41,779
Total noninterest expense	113,118	103,596	332,971	312,251
INCOME (LOSS) BEFORE INCOME TAXES	(50,221)	(45,015)	(94,068)	(108,786)
INCOME TAX EXPENSE (BENEFIT)	(21,217)	(14,991)	(40,791)	(46,322)
NET INCOME (LOSS)	$(29,004)	$(30,024)	$(53,277)	$(62,464)
Preferred stock dividends	4,067	4,067	12,201	12,159
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(33,071)	$(34,091)	$(65,478)	$(74,623)
EARNINGS (LOSS) PER COMMON SHARE
Basic	$(.34)	$(.50)	$(.68)	$(1.10)
Diluted	(.34)	(.50)	(.68)	(1.10)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	96,707,562	67,772,139	96,594,050	67,575,306
Diluted	96,707,562	67,772,139	96,594,050	67,575,306
CASH DIVIDENDS PER COMMON SHARE	$.01	$.01	$.03	$.03
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Common		Accumulated
			Stock and		Other
	Preferred	Common	Capital	Retained	Comprehensive	Treasury
(dollars and shares in thousands, except per share data)	Stock	Shares	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2008	$293,706	67,345	$400,503	$869,918	$(25,952)	$(12,697)	$1,525,478
Comprehensive income (loss):
Net loss	-	-	-	(62,464)	-	-	(62,464)
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	-	14,441	-	14,441
Net change in prior service cost or credit and
net actuarial loss on retirement plans, net of tax	-	-	-	-	(1,086)	-	(1,086)
Total comprehensive income (loss)	-	-	-	(62,464)	13,355	-	(49,109)
Common stock dividends, $.03 per share	-	-	-	(2,012)	-	-	(2,012)
Preferred stock dividend and discount accretion	951	-	-	(10,243)	-	-	(9,292)
Common stock issued to dividend reinvestment plan	-	45	672	-	-	-	672
Employee incentive plan common stock activity	-	258	(649)	-	-	-	(649)
Director compensation plan common stock activity	-	44	343	-	-	-	343
Balance at September 30, 2009	$294,657	67,692	$400,869	$795,199	$(12,597)	$(12,697)	$1,465,431

Balance at December 31, 2009	$294,974	96,447	$619,838	$790,481	$(11,532)	$(12,697)	$1,681,064
Comprehensive income (loss):
Net loss	-	-	-	(53,277)	-	-	(53,277)
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	-	19,453	-	19,453
Net change in prior service cost or credit and
net actuarial loss on retirement plans, net of tax	-	-	-	-	4,156	-	4,156
Total comprehensive income (loss)	-	-	-	(53,277)	23,609	-	(29,668)
Common stock dividends, $.03 per share	-	-	-	(2,922)	-	-	(2,922)
Preferred stock dividend and discount accretion	951	-	-	(12,201)	-	-	(11,250)
Common stock issued to dividend reinvestment plan	-	13	138	-	-	-	138
Employee incentive plan common stock activity	-	134	909	-	-	-	909
Director compensation plan common stock activity	-	43	390	-	-	-	390
Balance at September 30, 2010	$295,925	96,637	$621,275	$722,081	$12,077	$(12,697)	$1,638,661

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30
(dollars in thousands)	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(53,277)	$(62,464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	16,434	15,437
Amortization of purchased intangibles	4,107	7,033
Share-based compensation earned	3,431	4,131
Premium amortization and discount accretion on securities, net	2,989	1,874
Provision for credit losses and losses on foreclosed assets	177,439	227,392
Net gains on asset dispositions	(971)	(2,337)
Deferred tax benefit	(17,173)	(32,815)
Net increase in loans originated and held for sale	(15,417)	(3,053)
Net increase in interest and other income receivable and prepaid expenses	(4,594)	(14,349)
Net increase (decrease) in interest payable and accrued income taxes and expenses	7,011	(19,107)
Other, net	(5,599)	481
Net cash provided by operating activities	114,380	122,223
INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	-	15,772
Proceeds from maturities of investment securities available for sale	454,905	459,770
Purchases of investment securities available for sale	(692,602)	(547,196)
Proceeds from maturities of investment securities held to maturity	18,440	25,664
Net decrease in loans	425,092	423,315
Net decrease in federal funds sold and short-term investments	46,473	112,539
Proceeds from sales of foreclosed assets and surplus property	32,868	19,692
Purchases of bank premises and equipment	(23,135)	(23,332)
Other, net	4,686	(26,713)
Net cash provided by investing activities	266,727	459,511
FINANCING ACTIVITIES
Net increase (decrease) in transaction account and savings account deposits	(215,862)	131,348
Net decrease in time deposits	(68,023)	(512,083)
Net decrease in short-term borrowings	(53,454)	(285,447)
Proceeds from issuance of long-term debt	236	20,593
Repayment of long-term debt	(34)	(87)
Proceeds from issuance of common stock	138	672
Purchases of common stock	(606)	(1,086)
Cash dividends on common stock	(2,908)	(12,543)
Cash dividends on preferred stock	(11,250)	(9,834)
Other, net	(1,360)	(3,363)
Net cash used in financing activities	(353,123)	(671,830)
Increase (decrease) in cash and cash equivalents	27,984	(90,096)
Cash and cash equivalents at beginning of period	216,347	299,619
Cash and cash equivalents at end of period	$244,331	$209,523

Cash received during the period for:
Interest income	$356,744	$394,734

Cash paid (refund received) during the period for:
Interest expense	$40,564	$66,336
Income taxes	(6,600)	5,255

Noncash investing activities:
Foreclosed assets received in settlement of loans	$80,406	$44,440

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

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities Available for Sale
September 30, 2010
Mortgage-backed securities	$1,949,740	$67,413	$67	$2,017,086
U. S. agency securities	68,711	464	-	69,175
Obligations of states and political subdivisions	5,125	309	2	5,432
Other securities	49,201	-	12	49,189
Total	$2,072,777	$68,186	$81	$2,140,882
December 31, 2009
Mortgage-backed securities	$1,673,136	$38,435	$2,806	$1,708,765
U. S. agency securities	100,131	2,260	-	102,391
Obligations of states and political subdivisions	6,376	293	3	6,666
Other securities	57,673	-	-	57,673
Total	$1,837,316	$40,988	$2,809	$1,875,495
Securities Held to Maturity
September 30, 2010
Obligations of states and political subdivisions	$156,456	$6,744	$9	$163,191
Total	$156,456	$6,744	$9	$163,191
December 31, 2009
Obligations of states and political subdivisions	$174,945	$5,464	$25	$180,384
Total	$174,945	$5,464	$25	$180,384

The following summarizes securities with unrealized losses at September 30, 2010 and December 31, 2009 by the period over which the security’s fair value had been continuously less than its amortized cost as of each date.

September 30, 2010	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$57,334	$67	$-	$-
Obligations of states and political subdivisions	302	1	206	1
Other securities	1,488	12	-	-
Total	$59,124	$80	$206	$1
Securities Held to Maturity
Obligations of states and political subdivisions	$879	$9	$-	$-
Total	$879	$9	$-	$-

December 31, 2009	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$504,315	$2,806	$-	$-
Obligations of states and political subdivisions	235	1	406	2
Total	$504,550	$2,807	$406	$2
Securities Held to Maturity
Obligations of states and political subdivisions	$4,279	$25	$-	$-
Total	$4,279	$25	$-	$-

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
There were minimal unrealized losses at September 30, 2010, all of which were unrelated to credit quality.  In all cases, the indicated impairment would be recovered by the security’s maturity or repricing date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market.  At September 30, 2010, management had both the intent and ability to hold these securities until the market-based impairment is recovered.
The following table shows the amortized cost and estimated fair value of securities available for sale and held to maturity grouped by contractual maturity as of September 30, 2010.  Debt securities with scheduled repayments, such as mortgage-backed securities, and equity securities are presented in separate totals.  The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options.

	Amortized	Fair
(in thousands)	Cost	Value
Securities Available for Sale
Within one year	$50,713	$50,835
One to five years	7,120	7,307
Five to ten years	19,753	20,203
After ten years	-	-
Debt securities with single maturities	77,586	78,345
Mortgage-backed securities	1,949,740	2,017,086
Equity securities	45,451	45,451
Total	$2,072,777	$2,140,882
Securities Held to Maturity
Within one year	$14,786	$14,960
One to five years	62,771	65,110
Five to ten years	56,472	59,390
After ten years	22,427	23,731
Total	$156,456	$163,191

Securities with carrying values of $1.42 billion at September 30, 2010 and $1.39 billion at December 31, 2009 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.

NOTE 3
LOANS
The composition of the Company’s loan portfolio was as follows.

	September 30		December 31
(in thousands)	2010		2009
Commercial & industrial	$2,845,978	37%	$3,075,340	37%
Owner-occupied real estate	1,070,099	14	1,079,487	13
Total commercial & industrial	3,916,077	51	4,154,827	50
Commercial construction, land & land development	1,175,324	15	1,537,155	18
Other commercial real estate	1,222,914	16	1,246,353	15
Total commercial real estate	2,398,238	31	2,783,508	33
Residential mortgage	993,789	13	1,035,110	12
Consumer	425,828	5	429,998	5
Total	$7,733,932	100%	$8,403,443	100%

NOTE 4
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT
COMMITMENTS
A summary analysis of changes in the allowance for loan losses follows.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2010	2009	2010	2009
Allowance at beginning of period	$229,884	$219,465	$223,671	$161,109
Provision for credit losses	70,000	81,000	166,600	218,000
Loans charged off	(80,062)	(63,530)	(177,997)	(145,903)
Recoveries	3,432	1,665	10,980	5,394
Net charge-offs	(76,630)	(61,865)	(167,017)	(140,509)
Allowance at end of period	$223,254	$238,600	$223,254	$238,600

A summary analysis of changes in the reserve for losses on unfunded credit commitments follows.  The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2010	2009	2010	2009
Reserve at beginning of period	$2,100	$2,800	$2,200	$800
Provision for credit losses	-	(500)	(100)	1,500
Reserve at end of period	$2,100	$2,300	$2,100	$2,300

NOTE 5
IMPAIRED LOANS, NONPERFORMING LOANS, FORECLOSED ASSETS AND SURPLUS PROPERTY
Information on loans evaluated for possible impairment loss follows.

	September 30	December 31
(in thousands)	2010	2009
Impaired loans:
Requiring a loss allowance	$195,161	$277,421
Not requiring a loss allowance	138,948	67,572
Total recorded investment in impaired loans	$334,109	$344,993
Impairment loss allowance required	$22,063	$51,462

The following is a summary of nonperforming loans and foreclosed assets and surplus property.  All of the impaired loans summarized above are included in the nonperforming loan totals.

	September 30	December 31
(in thousands)	2010	2009
Loans accounted for on a nonaccrual basis	$428,012	$414,075
Restructured loans accruing	-	-
Total nonperforming loans	$428,012	$414,075
Foreclosed assets and surplus property	$91,770	$52,630

NOTE 6
DEPOSITS
The composition of deposits was as follows.

	September 30	December 31
(in thousands)	2010	2009
Noninterest-bearing demand deposits	$3,245,123	$3,301,354
Interest-bearing deposits:
NOW account deposits	1,172,038	1,299,274
Money market deposits	1,762,839	1,823,548
Savings deposits	868,449	840,135
Other time deposits	709,511	799,142
Time deposits $100,000 and over	1,107,956	1,086,441
Total interest-bearing deposits	5,620,793	5,848,540
Total deposits	$8,865,916	$9,149,894

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers.  Balances maintained in such products totaled $202 million at September 30, 2010 and $151 million at December 31, 2009.  Most of these deposits mature on a daily basis.

NOTE 7
SHORT-TERM BORROWINGS
Short-term borrowings consisted of the following.

	September 30	December 31
(in thousands)	2010	2009
Securities sold under agreements to repurchase	$665,952	$711,896
Federal funds purchased	8,100	15,810
Treasury Investment Program	7,100	6,900
Total short-term borrowings	$681,152	$734,606

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
From time to time, the Bank uses advances from the Federal Home Loan Bank (FHLB) as an additional source of short-term funds, although no advances were outstanding at September 30, 2010 or December 31, 2009.  FHLB advances are secured by a blanket lien on Bank loans secured by real estate.

NOTE 8
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
The more significant components of other assets and accrued expenses and other liabilities were as follows.

	September 30	December 31
(in thousands)	2010	2009
Other Assets
Cash surrender value of life insurance	$178,801	$174,296
Net deferred income tax asset	90,204	85,825
Prepaid FDIC insurance assessments	54,054	68,012
Foreclosed assets and surplus property	91,770	52,630
Recoverable income taxes	50,783	32,942
Low-income housing tax credit fund investments	7,490	9,503
Other prepaid expenses	12,795	9,582
Miscellaneous investments, receivables and other assets	59,498	61,051
Total other assets	$545,395	$493,841
Accrued Expenses and Other Liabilities
Trade date obligations	$26,416	$30,060
Accrued taxes and other expenses	26,754	20,063
Dividend payable	842	832
Liability for pension benefits	18,850	23,170
Obligation for postretirement benefits other than pensions	15,329	19,043
Reserve for losses on unfunded credit commitments	2,100	2,200
Reserve for losses on loan repurchase obligations	4,500	-
Miscellaneous payables, deferred income and other liabilities	25,319	19,594
Total accrued expenses and other liabilities	$120,110	$114,962

Life insurance policies purchased under a bank-owned life insurance program are carried at their cash surrender value, which represents the amount that could be realized as of the reporting date.  Earnings on these policies are reported in noninterest income and are not taxable.
The total for miscellaneous investments, receivables and other assets at September 30, 2010 and December 31, 2009 included approximately $18 million and $25 million, respectively, of investments in auction rate securities (ARS), which are investment grade securities with underlying holdings of municipal securities.  The ARS were purchased at par from brokerage customers to provide a source of liquidity.  Disruptions in the broader credit markets led to failed auctions in the ARS market and a resulting period of illiquidity.  While management believes the ARS will be redeemed at par, the actual timing of redemptions is uncertain.  These investments are carried at their estimated fair values.
The reserve for losses on mortgage loan repurchase obligations is discussed below in Note 14.

NOTE 9
OTHER NONINTEREST INCOME
The components of other noninterest income were as follows.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2010	2009	2010	2009
Investment services income	$1,847	$1,651	$5,460	$4,767
Credit-related fees	1,771	1,626	5,165	4,802
ATM fees	1,132	1,224	3,416	4,535
Other fees and charges	1,168	1,362	3,818	4,287
Earnings from bank-owned life insurance program	1,758	1,818	5,133	5,407
Other operating income	1,385	829	5,176	4,350
Net gains on sales and other revenue from foreclosed assets	208	175	1,387	1,687
Net gains (losses) on disposals of surplus property	(535)	591	236	1,820
Total	$8,734	$9,276	$29,791	$31,655

NOTE 10
OTHER NONINTEREST EXPENSE
The components of other noninterest expense were as follows.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2010	2009	2010	2009
Security and other outsourced services	$4,800	$4,385	$14,423	$12,836
Advertising and promotion	1,743	1,038	5,102	2,971
Bank card processing services	1,705	1,370	4,993	3,527
Operating supplies	1,043	1,098	2,864	3,237
Loss on mortgage loan repurchase obligations	-	-	4,500	-
Miscellaneous operating losses	1,574	709	2,351	2,502
Other operating expenses	5,693	5,924	17,602	16,706
Total	$16,558	$14,524	$51,835	$41,779

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
The Company has contributed $6.4 million to the qualified plan in 2010 through the end of the third quarter and, based on currently available information, anticipates making additional contributions totaling approximately $2.1 million for the remainder of the year.

The components of net periodic pension expense were as follows for the combined qualified and nonqualified plans.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2010	2009	2010	2009
Service cost for benefits in period	$1,325	$1,416	$4,439	$4,641
Interest cost on benefit obligation	2,827	2,745	8,718	8,257
Expected return on plan assets	(3,252)	(2,820)	(9,748)	(8,379)
Amortization of:
Net actuarial loss	693	1,338	2,447	4,174
Prior service cost (credit)	80	109	240	214
Net periodic pension expense	$1,673	$2,788	$6,096	$8,907

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

During 2010, share-based compensation awards were made under the employee and director plans as follows.

		Weighted-Average
		Grant Date	Total
	Number	Fair Value of	Share-based
(dollars in thousands, except per share data)	Awarded	Units or Shares	Compensation
Employee plan:
Tenure-based restricted stock unit grants	567,657	$10.00 (a)	$5,421 (b)
Director plan:
Stock grant	42,172	$9.25 (a)	$390

(a) Based on market price of Whitney common stock on the grant dates.
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
The Company recognized share-based compensation expense with respect to awards under the employee plan of $.4 million ($.3 million after-tax) in the third quarter of 2010 and $1.4 million ($.9 million after-tax) in the third quarter of 2009.  Share-based compensation expense for the employee plan was $3.0 million ($2.0 million after-tax) for the first nine months of 2010 and $3.8 million ($2.5 million after-tax) for the comparable period in 2009.

NOTE 13
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is tested for impairment at least annually.  The impairment test compares the estimated fair value of a reporting unit with its net book value.  Whitney has assigned all goodwill to one reporting unit that represents the overall banking operations.  The fair value of the reporting unit is based on valuation techniques that market participants would use in the acquisition of the whole unit, such as estimated discounted cash flows, the quoted market price of Whitney’s common stock including an estimated control premium, and observable average price-to-earnings and price-to-book multiples of our competitors.  No indication of goodwill impairment was identified in the annual assessment as of September 30, 2010.  For the annual impairment test, the fair value of the reporting unit was estimated to be approximately 6% higher than book value.  Either a 9 basis point reduction in the expected net interest margin, a .60% lower projected growth rate or a .45% higher discount rate would reduce the estimated fair value calculated under the discounted cash flow analysis by 6%.

Given the current economic environment and potential for volatility in the fair value estimate, management has been updating the impairment test for goodwill quarterly throughout 2010, and management will continue to update its impairment analysis as circumstances change. As a result, it is possible that a noncash goodwill impairment charge may be required in future periods.

NOTE 14
CONTINGENCIES
Legal Proceedings
The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business.  After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on Whitney’s financial condition, results of operations or cash flows.

Reserve for Losses on Mortgage Loan Repurchase Obligations
During the first quarter of 2010, the Company established a $4.5 million reserve for estimated losses on mortgage loan repurchase obligations associated with certain loans that were originated and sold by an acquired entity.  The Bank has received repurchase demands from investors claiming loan defects that are covered by the standard representations and warranties in mortgage loan sale contracts executed by the acquired entity before the date of the acquisition.  In determining the loss reserve estimate, management investigated the investor claims and the nature and cause of the underlying defects and evaluated the potential for additional claims associated with the loan origination and sale activities of the acquired entity.  The Bank has made no payments with respect to investor claims through September 30, 2010, and no adjustment was made to the loss estimate during the second or third quarters of 2010.  The Bank has incurred no losses stemming from the representations and warranties it makes in its own secondary mortgage market operations and historically has not maintained a loss reserve for repurchase obligations.
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
Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.  As a result of the current difficult operating environment and recent operating losses, the Bank has committed to its primary regulator that it will maintain higher capital ratios with a leverage ratio of at least 8%, a Tier 1 regulatory capital ratio of at least 9%, and a total capital ratio of at least 12%.  As of September 30, 2010, the Bank’s regulatory capital ratios exceeded the requisite capital levels to both satisfy these target minimums and to qualify as well-capitalized by its regulators, with a leverage ratio of 8.27%, a Tier 1 capital ratio of 10.12% and a total capital ratio of 13.05%.
Bank holding companies must also have at least a 6% Tier 1 capital ratio and a 10% total capital ratio to be considered well-capitalized for various regulatory purposes.  As of September 30, 2010, the Company had the requisite capital levels to qualify as well-capitalized by its regulators.  As noted above, the capital that was raised through the issuance of preferred stock to Treasury as part of TARP qualifies as Tier 1 regulatory capital and was used in calculating all of the Company’s regulatory capital ratios.

Regulatory Restrictions on Dividends
At September 30, 2010, the Company had approximately $198 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and other corporate purposes, including making additional capital contributions to the Bank.
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

NOTE 16
INCOME TAXES

Whitney recorded an income tax benefit at an effective rate of 42.2% on the pre-tax loss for the third quarter of 2010 and 43.4% on the year-to-date loss through September 30, 2010.  The effective tax benefit rate was 33.3% for the third quarter of 2009 and 42.6% for the year-to-date loss through September 30, 2009.  In determining the effective tax rate and tax benefit for the third quarter and first nine months of 2010, the Company referred to the actual results for the current interim period rather than projected results for the full year because of the potential for volatility in the interim effective tax rate as a result of fluctuations in the provision for credit losses.  Whitney’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt income and the availability of tax credits.  Interest income from the financing of state and local governments and earnings from the bank-owned life insurance program are the major components of tax-exempt income.  The main source of tax credits has been investments in affordable housing projects and in projects that primarily benefit low-income communities or help the recovery and redevelopment of communities in the Gulf Opportunity Zone.  Tax-exempt income and tax credits tend to increase the effective tax benefit rate from the statutory rate in loss periods and to reduce the effective tax expense rate in profitable periods.
As of September 30, 2010, Whitney had approximately $90 million in net deferred tax assets.  Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized.  In making such judgments, significant weight is given to evidence that can be objectively verified.  During the third quarter, Whitney reached a three-year cumulative loss position, which is considered significant negative evidence when assessing the realizability of a deferred tax asset.  Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on the ability to carry back taxable losses, strong historical taxable income and current forecasts for taxable income for the periods through which losses may be carried forward that are sufficient to realize the net deferred tax asset. The amount of future taxable income required to support the deferred tax asset in the carryforward period, which is currently 20 years, is approximately $325 million.  If operating losses continue in future periods, the deferred tax asset will increase.  If Whitney is unable to generate, or is unable to demonstrate that it can generate, sufficient taxable income in the near future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance against its deferred tax assets and a corresponding income tax expense.

NOTE 17
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
The components used to calculate basic and diluted earnings (loss) per common share under the two-class method are shown in the following table.  The net loss was not allocated to participating securities, because the securities bear no contractual obligation to fund or otherwise share in losses.  Potential common shares consist of employee and director stock options, unvested restricted stock units awarded to employees without dividend rights, and stock warrants issued to Treasury in December 2008.  These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share.

		Three Months Ended		Nine Months Ended
		September 30		September 30
(dollars in thousands, except per share data)		2010	2009	2010	2009
Numerator:
Net income (loss)		$(29,004)	$(30,024)	$(53,277)	$(62,464)
Preferred stock dividends		4,067	4,067	12,201	12,159
Net income (loss) to common shareholders		(33,071)	(34,091)	(65,478)	(74,623)
Net income (loss) allocated to participating
securities - basic and diluted		-	-	-	-
Net income (loss) allocated to common
shareholders - basic and diluted	A	$(33,071)	$(34,091)	$(65,478)	$(74,623)
Denominator:
Weighted-average common shares – basic	B	96,707,562	67,772,139	96,594,050	67,575,306
Dilutive potential common shares		-	-	-	-
Weighted-average common shares – diluted	C	96,707,562	67,772,139	96,594,050	67,575,306
Earnings (loss) per common share:
Basic	A/B	$(.34)	$(.50)	$(.68)	$(1.10)
Diluted	A/C	(.34)	(.50)	(.68)	(1.10)
Weighted-average anti-dilutive potential common shares:
Stock options and restricted stock units		1,878,230	2,233,326	1,989,604	2,379,325
Warrants		2,631,579	2,631,579	2,631,579	2,631,579

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
Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform.  The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.  Approximately 90% of the letters of credit outstanding at September 30, 2010 were rated as having average or better credit risk under the Bank’s credit risk rating guidelines.  A majority of standby letters of credit outstanding at September 30, 2010 have a term of one year or less.
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
A summary of off-balance-sheet financial instruments follows.

	September 30	December 31
(in thousands)	2010	2009
Loan commitments – revolving	$2,251,740	$2,296,865
Loan commitments – nonrevolving	252,336	239,313
Credit card and personal credit lines	577,811	560,116
Standby and other letters of credit	337,639	364,294

Derivative Financial Instruments
During 2009, the Bank began offering interest rate swap agreements to commercial banking customers seeking to manage their interest rate risk.  For each customer swap agreement, the Bank has entered into an offsetting agreement with an unrelated financial institution.  These derivative financial instruments are carried at fair value, with changes in fair value recorded in current period earnings.  The aggregate notional amounts of both customer interest rate swap agreements and the offsetting agreements were each $113 million at September 30, 2010 and each $30 million at December 31, 2009.  The fair value of these derivatives and the credit risk exposure to the Bank was immaterial at September 30, 2010 and December 31, 2009.

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

The assets or liabilities measured at fair value by Whitney on a recurring basis are summarized below.  Mortgage-backed securities are issued or guaranteed by U.S. government agencies and substantially all are backed by residential mortgages.  Nonmarketable equity securities (Federal Reserve Bank and Federal Home Loan Bank stock) that are carried at cost are not included below.  These equity securities totaled $46 million at September 30, 2010 and $53 million at December 31, 2009.  The Level 2 fair value measurement for investment securities below was obtained from a third-party pricing service that uses industry-standard pricing models.  Substantially all the model inputs are observable in the marketplace or can be supported by observable data.

	Fair Value Measurement Using
(in millions)	Level 1	Level 2	Level 3
September 30, 2010
Investment securities available for sale:
Mortgage-backed securities	-	$2,017	-
U. S. agency securities	-	69	-
Other debt securities	-	9	-
Derivative financial instruments	-	11	-
December 31, 2009
Investment securities available for sale:
Mortgage-backed securities	-	$1,709	-
U. S. agency securities	-	102	-
Other debt securities	-	11	-

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
Certain assets and liabilities may be measured at fair value on a nonrecurring basis; that is, the instruments are not measured and reported at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances.  To measure the extent to which a loan is impaired, the relevant accounting principles permit or require the Company to compare the recorded investment in the impaired loans to the fair value of the underlying collateral in certain circumstances.   The fair value measurement process uses independent appraisals and other market-based information, but in many cases it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, substantially all of these fair value measurements fall within Level 3 of the hierarchy discussed above.  The net carrying value of impaired loans which reflected a nonrecurring fair value measurement totaled $225 million at September 30, 2010 and $214 million at December 31, 2009.  The portion of the allowance for loan losses allocated to these loans totaled $18 million at September 30, 2010 and $36 million at year-end 2009.  The recorded investment in such loans was written down by $123 million during the first nine months of 2010 with a charge against the allowance for loan losses.  The valuation allowance on impaired loans and charge-offs factor into the determination of the provision for credit losses.
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

The estimated fair values of the Company’s financial instruments follow.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
ASSETS:
Cash and short-term investments	$ 410	$ 410	$ 429	$ 429
Investment securities available for sale (a)	2,095	2,095	1,822	1,822
Investment securities held to maturity	156	163	175	180
Loans held for sale	49	50	34	34
Loans, net	7,511	7,437	8,180	8,085
Derivative financial instruments	5	5	-	-
LIABILITIES:
Deposits	8,866	8,876	9,150	9,159
Short-term borrowings	681	681	735	735
Long-term debt	200	197	200	178
Derivative financial instruments	6	6	-	-
(a) Excludes nonmarketable equity securities carried at cost.

NOTE 20
SUBSEQUENT EVENTS

               On October 26, 2010, Whitney announced that it had entered into an agreement for the bulk sale of approximately $180 million of portfolio loans substantially all of which were reported as nonperforming at September 30, 2010.  The Company anticipates proceeds of approximately $100 million from the sale, which is expected to close in the fourth quarter of 2010.  Based on impaired loss allowances and other loss allowances allocable to these loans as of September 30, 2010, this sale is expected to increase the provision for credit losses by approximately $65 million in the fourth quarter of 2010.

               Whitney also announced that, given the confidence in the market for problem loans gained in reaching an agreement on the bulk sales contract, it will reclassify up to an additional $100 million of nonperforming loans as held for sale in the fourth quarter of 2010.  Although the market values at which these additional loans will be transferred to held for sale have not yet been determined, the reclassification will likely result in a material addition to the fourth quarter provision for credit losses.

NOTE 21
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

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Unaudited)
							Nine Months Ended
	Third Quarter		Second Quarter		Third Quarter		September 30
(dollars in thousands, except per share data)	2010		2010		2009		2010		2009
QUARTER-END BALANCE SHEET DATA
Total assets	$11,517,194		$11,416,761		$11,656,468		$11,517,194		$11,656,468
Earning assets	10,246,178		10,214,267		10,561,425		10,246,178		10,561,425
Loans	7,733,932		7,979,371		8,476,989		7,733,932		8,476,989
Investment securities	2,297,338		2,076,313		2,005,881		2,297,338		2,005,881
Noninterest-bearing deposits	3,245,123		3,229,244		3,130,426		3,245,123		3,130,426
Total deposits	8,865,916		8,819,051		8,880,377		8,865,916		8,880,377
Shareholders' equity	1,638,661		1,674,166		1,465,431		1,638,661		1,465,431
AVERAGE BALANCE SHEET DATA
Total assets	$11,563,331		$11,503,150		$11,796,108		$11,574,077		$12,030,560
Earning assets	10,331,541		10,314,161		10,723,215		10,375,419		10,945,607
Loans	7,881,160		8,051,668		8,661,806		8,046,498		8,890,667
Investment securities	2,115,549		2,021,359		1,966,020		2,048,728		1,919,666
Noninterest-bearing deposits	3,224,881		3,255,019		3,083,404		3,246,766		3,105,176
Total deposits	8,884,439		8,895,731		9,076,350		8,935,103		9,135,921
Shareholders' equity	1,670,244		1,676,468		1,485,525		1,677,030		1,512,967
INCOME STATEMENT DATA
Interest income	$117,033		$119,011		$128,657		$356,855		$392,559
Interest expense	12,787		13,142		18,803		40,111		60,518
Net interest income	104,246		105,869		109,854		316,744		332,041
Net interest income (TE)	105,186		106,810		110,975		319,580		335,719
Provision for credit losses	70,000		59,000		80,500		166,500		219,500
Noninterest income	28,651		31,761		29,227		88,659		90,924
Net securities gains in noninterest income	-		-		195		-		195
Noninterest expense	113,118		110,147		103,596		332,971		312,251
Net income (loss)	(29,004)		(17,993)		(30,024)		(53,277)		(62,464)
Net income (loss) to common shareholders	(33,071)		(22,060)		(34,091)		(65,478)		(74,623)
KEY RATIOS
Return on average assets	(1.00	) %	(.63	) %	(1.01	) %	(.62	) %	(.69	) %
Return on average shareholders' equity	(9.55)		(6.41)		(11.36)		(6.34)		(8.19)
Net interest margin	4.05		4.15		4.11		4.11		4.10
Average loans to average deposits	88.71		90.51		95.43		90.05		97.32
Efficiency ratio	84.52		79.49		73.99		81.56		73.22
Annualized expense to average assets	3.91		3.83		3.51		3.84		3.46
Allowance for loan losses to loans	2.89		2.88		2.81		2.89		2.81
Annualized net charge-offs to average loans	3.89		2.65		2.86		2.77		2.11
Nonperforming assets to loans plus foreclosed
assets and surplus property, end of period	6.64		6.73		5.34		6.64		5.34
Average shareholders' equity to average assets	14.44		14.57		12.59		14.49		12.58
Tangible common equity to tangible assets	8.10		8.49		6.42		8.10		6.42
Leverage ratio, end of period	10.09		10.48		8.99		10.09		8.99
COMMON SHARE DATA
Earnings (loss) per share
Basic	$(.34)		$(.23)		$(.50)		$(.68)		$(1.10)
Diluted	(.34)		(.23)		(.50)		(.68)		(1.10)
Cash dividends per share	$.01		$.01		$.01		$.03		$.03
Book value per share	$13.89		$14.29		$17.30		$13.89		$17.30
Tangible book value per share	$9.28		$9.65		$10.63		$9.28		$10.63
Trading data
High sales price	$10.04		$15.29		$11.27		$15.29		$16.16
Low sales price	7.04		9.25		7.94		7.04		7.94
End-of-period closing price	8.17		9.25		9.54		8.17		9.54
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation (the Company or Whitney) and its subsidiaries from December 31, 2009 to September 30, 2010 and on their results of operations during the third quarters of 2010 and 2009.  Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank).  This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.  This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2009.

OVERVIEW OF RECENT TRENDS IN FINANCIAL PERFORMANCE
Whitney recorded a net loss of $29.0 million for the quarter ended September 30, 2010 compared to net losses of $18.0 million and $30.0 million, respectively, for the second quarter of 2010 and the third quarter of 2009.  Including dividends on preferred stock, the loss to common shareholders was $33.1 million, or $.34 per diluted common share, for the third quarter of 2010.  This compares to a loss of $22.1 million, or $.23 per diluted share, in the second quarter of 2010 and $34.1 million, or $.50 per diluted share, in 2009’s third quarter.

Loans and Earning Assets
Loans at the end of the third quarter of 2010 totaled $7.7 billion, a decrease of $245 million, or 3%, from June 30, 2010.  This decrease includes $80 million in gross charge-offs, approximately $37 million in proceeds from problem loan sales, $23 million in foreclosures and approximately $20 million in payoffs and paydowns of problem loans.  The majority of the remaining decline came from Whitney’s Louisiana market as repayments exceeded new originations during the quarter, mainly in the commercial and industrial (C&I) portfolio, reflecting continued sluggish loan demand as the economy slowly recovers.
Average loans for the third quarter of 2010 totaled $7.9 billion, down $171 million, or 2%, compared to the second quarter of 2010.  Average earning assets of $10.3 billion were up slightly from the second quarter.

Deposits and Funding
Average deposits in the third quarter of 2010 were $8.9 billion, virtually unchanged from the second quarter of 2010.  Total period-end deposits at September 30, 2010 of $8.9 billion were up $47 million, or less than 1%, from June 30, 2010.  Average and period-end noninterest-bearing demand deposits each totaled $3.2 billion in the third quarter of 2010, and were stable compared to the second quarter of 2010.  These demand deposits comprised almost 36% of total average deposits and funded approximately 31% of average earning assets for the third quarter of 2010, with both down slightly from 2010’s second quarter.  The percentage of earning assets funded by all noninterest-bearing sources was 36% for the third quarter of 2010.

Net Interest Income
Net interest income (TE) for the third quarter of 2010 decreased $1.6 million, or less than 2%, compared to the second quarter of 2010.  Whitney’s net interest income (TE) declined 10 basis points to 4.05% in the current quarter, while average earning assets were up slightly.  The margin compression during the third quarter of 2010 reflected mainly reduced yields on earning assets in the low market rate environment as well as some shift in the mix of earning assets and some additional impact from nonaccrual loans.

Provision for Credit Losses and Credit Quality
Whitney provided $70.0 million for credit losses in the third quarter of 2010, an increase of $11.0 million from the second quarter of 2010, and a decrease of $10.5 million from the third quarter of 2009.  More than half of this quarter’s provision was related to an increase in classified loans, another $11.0 million was associated with the resolution of problem credits through note sales and foreclosures and approximately $15.0 million resulted mainly from reduced values for collateral securing loans previously identified as impaired.  The remainder of the third quarter’s provision was related mainly to charge-offs of smaller commercial and consumer credits.  As was the case in the past several quarters, the main component of the current quarter’s provision, $32 million, or 46%, came from the Florida portfolio and was predominantly related to real estate credits.  The provision for the second quarter of 2010 included $5.0 million based on an assessment of the impact of the oil spill on tourism in Gulf Coast communities.
Classified loans increased $236 million, net, during the third quarter, and totaled $1.1 billion at September 30, 2010.  As was discussed in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2010, Whitney engaged an independent third-party consultant to review various credit administration and credit review processes.  As part of this project, the consultants, with expertise in risk rating policies and practices, assisted Whitney in evaluating its risk ratings and provided comprehensive training to relationship officers in the application of risk rating definitions in a dynamic economic environment.  This project was completed in the third quarter and, as was expected, identified revisions to loan ratings that contributed to a higher percentage of classified loans.  Management believes that many of the newly classified loans have lower loss potential when compared to the losses incurred on loans impacted by the significant real estate market issues in Florida.
The allowance for loan losses increased to 2.89% of total loans at September 30, 2010, compared to 2.88% at June 30, 2010 and 2.81% a year earlier.

Noninterest Income
Noninterest income for the third quarter of 2010 declined $3.1 million, or 10%, from the second quarter of 2010.  The earlier period included a $1.3 million insurance settlement gain related to the hurricanes in 2008 and a gain of $.8 million from the sale of surplus banking property.  Deposit service charge income decreased $.5 million, or 5%, compared to the second quarter of 2010 mainly as a result of the new consumer protection regulations implemented during the third quarter.  Secondary mortgage market income was up approximately $.6 million during the current quarter on strong loan production that was helped by low rates and increased refinancing activity.  A loss of $.5 million was recorded in the third quarter of 2010 on the early disposition of equipment and software being replaced by new technology as part of Whitney’s ongoing major technology upgrade project.

Noninterest Expense
Total noninterest expense for the third quarter of 2010 increased $3.0 million from the second quarter of 2010.  Total personnel expense declined slightly from the second quarter of 2010.  A decrease of $.4 million in employee compensation was related mainly to an adjustment of performance estimates for certain share-based compensation awards.  Loan collection costs, together with foreclosed asset management expenses and provisions for valuation losses, totaled $8.5 million in the third quarter of 2010, up $2.5 million from the second quarter of 2010.  Equipment and data processing costs increased $.5 million compared to the second quarter of 2010, related mainly to the ongoing technology upgrade project.  Legal and other professional services increased $.3 million during the current quarter and included services associated with collection of problem credits, technology initiatives, and compliance and other regulatory projects.  Deposit insurance and regulatory fees declined in the third quarter, related mainly to Whitney’s decision not to participate in the most recent extension of the FDIC’s Transaction Account Guarantee Program.

Bulk Sale of Problem Loans and Reclassification of Problem Loans as Held for Sale
On October 26, 2010, Whitney announced that it had entered into an agreement for the bulk sale of approximately $180 million of portfolio loans substantially all of which were reported as nonperforming at September 30, 2010.  Of the loans being sold, approximately 85% are real-estate related credits serviced out of Whitney’s Florida markets.  The Company anticipates proceeds of approximately $100 million from the sale, which is expected to close in the fourth quarter of 2010.  Based on impaired loss allowances and other loss allowances allocable to these loans as of September 30, 2010, this sale is expected to increase the provision for credit losses by approximately $65 million in the fourth quarter of 2010.
Whitney also announced that, given the confidence in the market for problem loans gained in reaching an agreement on the bulk sales contract, it will reclassify up to an additional $100 million of nonperforming loans as held for sale in the fourth quarter of 2010.  These loans will also be primarily real-estate related, but are serviced mainly outside of the Florida markets.  Although the market values at which these additional loans will be transferred to held for sale have not yet been determined, the reclassification will likely result in a material addition to the fourth quarter provision for credit losses.
Both the bulk sale transaction and the decision to reclassify additional loans as held for sale were approved by the Company’s Board of Directors on October 20, 2010.  After all sales are completed, management anticipates significant decreases in classified and nonperforming loans from the levels at September 30, 2010 and material reductions in future provisions for credit losses and problem asset collection expenses.  Management also believes that these steps will position the Company for an accelerated return to consistent profitability.

Impact of Gulf Coast Oil Spill
In late April 2010, the explosion and collapse of the BP Deepwater Horizon drilling rig in the Gulf of Mexico off the coast of Louisiana caused a major oil leak that has now been fully contained.  The spill caused significant disruption to the Gulf’s tourism and fishing industries.  In addition, the U.S. Government initially imposed a moratorium on deepwater rigs and has issued certain new safety regulations for all offshore drilling operations.  The U.S. Congress is considering legislation that could impact the operations of offshore drillers.  The moratorium was officially lifted on October 12, 2010, and industry participants are taking steps to comply with the new regulations.  The owner of the well, BP PLC, has committed to compensate those impacted by the oil spill and has established an independently managed trust fund that is paying claims.
Management has identified approximately $270 million in loans outstanding to customers in Gulf Coast beach communities that could be directly or indirectly impacted by a downturn in tourism, and relationship officers are closely monitoring the performance of these credits and the customers’ ability to receive compensation for damages from the trust fund.  The provision for credit losses in the second quarter of 2010 included $5 million based on an assessment as of June 30, 2010 of the estimated impact of the oil spill on these tourism-related businesses.  This estimate was unchanged at September 30, 2010.
The Bank’s direct exposure to the fishing, seafood processing and marina industries total approximately $35 million, and management currently expects minimal loss exposure in this area of our portfolio.
Loans outstanding to the oil and gas industry sector totaled $765 million, or approximately 10% of total loans at September 30, 2010.  Based on initial discussions with customers in the industry and other available information, management expects minimal near-term impact to their businesses and to the performance of Whitney’s loans to this industry sector. This assessment could change if legislative or regulatory actions significantly limit new or existing offshore exploration and production activities or substantially impact the cost of offshore drilling operations.
During the third quarter of 2010, Whitney management and bankers continued to review credits and talk to both customers and industry experts to determine the potential impact of the recent oil spill and the regulatory and legislative responses to the spill on the Company’s loan portfolio.  No significant additional credits were identified as having potential direct or indirect exposure to the oil spill or downgraded as a result of the oil spill.

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

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT, AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES

Loan Portfolio Developments
Total loans at the end of the third quarter of 2010 were down $669 million, or 8%, from December 31, 2009.  This decrease was concentrated mainly in the commercial and industrial (C&I) and the commercial real estate (CRE) portfolios, with reductions in all geographic regions.  As was anticipated and previously disclosed, economic conditions restrained loan demand throughout 2009 and into 2010.  Whitney continues to seek and has funded new credit relationships and is renewing existing ones, but the level of overall demand has been insufficient to cover repayments and maturities along with charge-offs, foreclosures and other problem loan resolutions.  In light of the slow pace of recovery from the recent deep recession, management believes there will be little, if any, improvement in this situation for the remainder of 2010 or until the economy begins a solid recovery.
Table 1 shows loan balances by type of loan at September 30, 2010 and at the end of the four prior quarters.  Table 2 distributes the loan portfolio as of September 30, 2010 by the geographic region from which the loans are serviced.  The following discussion provides a brief overview of the composition of the different portfolio sectors and the customers served in each, as well as recent changes.

TABLE 1. LOANS OUTSTANDING BY TYPE
	2010			2009
	September	June	March	December	September
(in millions)	30	30	31	31	30
Commercial & industrial	$2,846	$2,895	$2,869	$3,075	$3,064
Owner-occupied real estate	1,070	1,053	1,069	1,080	1,057
Total commercial & industrial	3,916	3,948	3,938	4,155	4,121
Construction, land & land development	1,175	1,396	1,479	1,537	1,702
Other commercial real estate	1,223	1,197	1,217	1,246	1,220
Total commercial real estate	2,398	2,593	2,696	2,783	2,922
Residential mortgage	994	1,007	1,015	1,035	1,011
Consumer	426	431	424	430	423
Total loans	$7,734	$7,979	$8,073	$8,403	$8,477

The portfolio of C&I loans, including real estate loans secured by properties used in the borrower’s business, decreased 6%, or $239 million, between year-end 2009 and September 30, 2010.   C&I loans outstanding to oil and gas (O&G) industry customers declined approximately $130 million during the first nine months of 2010, including the full repayment of approximately $65 million of criticized relationships during the first quarter of the year.  There has also been some reduction in seasonal C&I credits during this period totaling approximately $25 million.  C&I charge-offs totaled $43 million for the first nine months of 2010.  In addition to the O&G industry, the C&I portfolio is diversified over a range of industries, including wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial services and professional services.

The O&G portfolio represented approximately 10%, or $765 million, of total loans at September 30, 2010, down from 11% at year-end 2009.  The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities.  Loans outstanding to the exploration and production sector comprised approximately 34% of the O&G portfolio at September 30, 2010, with the portfolio fairly evenly divided between natural gas and crude oil production based on measures of collateral support.
Outstanding balances under participations in larger shared-credit loan commitments totaled $561 million at the end of 2010’s third quarter, compared to $680 million outstanding at year-end 2009.  The total at September 30, 2010 included approximately $177 million related to the O&G industry, which was down $70 million from the end of 2009.  Substantially all of the shared credits are with customers operating in Whitney’s market area.

TABLE 2. GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO AT SEPTEMBER 30, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Commercial & industrial	$2,091	$422	$113	$220	$2,846	37%
Owner-occupied real estate	650	141	185	94	1,070	14
Total commercial & industrial	2,741	563	298	314	3,916	51
Construction, land & land development	402	360	246	167	1,175	15
Other commercial real estate	591	180	311	141	1,223	16
Total commercial real estate	993	540	557	308	2,398	31
Residential mortgage	556	146	173	119	994	13
Consumer	291	23	67	45	426	5
Total	$4,581	$1,272	$1,095	$786	$7,734	100%
Percent of total	59%	17%	14%	10%	100%

The commercial real estate (CRE) portfolio includes loans for construction and land development (C&D) and investment, both commercial and residential, and other real estate loans secured by income-producing properties.  The CRE portfolio decreased $385 million, or 14%, during the first nine months of 2010.  Approximately $109 million of the decrease came from charge-offs, with another $98 million from the resolution of problem credits through foreclosures and note sales.  Project financing is an important component of the CRE portfolio sector, and sector growth is impacted by the availability of new projects as well as the anticipated refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold.  Management expects that current economic conditions and uncertainty will limit the availability of new creditworthy CRE projects throughout Whitney’s market area over the near term.

Tables 3 and 4 show the composition of the components of the CRE portfolio by property type and the region from which the loans are serviced.

TABLE 3. CONSTRUCTION, LAND & LAND DEVELOPMENT LOANS AT SEPTEMBER 30, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Residential construction	$63	$45	$29	$12	$149	13%
Land & lots:
Residential	122	16	96	58	292	25
Commercial	120	86	60	45	311	26
Retail	10	105	4	6	125	11
Multifamily	21	62	-	17	100	8
Office buildings	10	12	20	1	43	4
Hotel/motel	-	-	23	-	23	2
Industrial/warehouse	13	1	2	2	18	1
Other (a)	43	33	12	26	114	10
Total	$402	$360	$246	$167	$1,175	100%
Percent of total	34%	31%	21%	14%	100%
(a) Includes agricultural land.

TABLE 4. OTHER COMMERCIAL REAL ESTATE LOANS AT SEPTEMBER 30, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Retail	$176	$88	$82	$37	$383	31%
Multifamily	70	38	35	30	173	14
Office buildings	105	36	59	31	231	19
Hotel/motel	118	4	53	23	198	16
Industrial/warehouse	62	12	47	14	135	11
Other	60	2	35	6	103	9
Total	$591	$180	$311	$141	$1,223	100%
Percent of total	48%	15%	25%	12%	100%

The residential mortgage loan portfolio declined $41 million during the first nine months of 2010, reflecting in part the impact of attractive refinancing opportunities in the low interest rate environment, as well as some charge-offs and foreclosures. The Bank continues to sell most conventional residential mortgage loan production in the secondary market.

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
As was discussed in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2010, Whitney engaged third-party consultants to review various credit administration and credit review processes.  As part of this project, the consultants, with expertise in risk rating policies and practices, assisted Whitney in evaluating its risk ratings and provided comprehensive training to relationship officers in the application of risk rating definitions in a dynamic economic environment.  This project was completed in the third quarter and, as was expected and previously disclosed, identified revisions to loan ratings that contributed to a higher percentage of classified loans (as defined below) in the Company’s loan portfolio at the end of the third quarter.
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

Credit Quality Statistics and Components of Credit Loss Allowance and Reserve
Classified loans are those identified through the Company’s credit risk-rating process as having a well-defined weakness that would likely lead to a default if not corrected as well as loans with a high probability of loss but not yet charged off due to specific pending events.  Classified loans totaled $1.1 billion at September 30, 2010, up $236 million from June 30, 2010, including the impact of the risk-rating project discussed earlier.  Management believes that the risk-rating project was a necessary step to gain further clarity and confidence regarding the losses inherent in Whitney’s loan portfolio in the current economic environment.  The information gathered during the project supported management’s belief that many of the more recently classified loans have lower loss potential compared to the losses incurred on loans impacted by the significant real estate market issues in Florida.
Table 5 shows the composition of classified loans at September 30, 2010, distributed by the geographic region from which the loans are serviced.

TABLE 5. CLASSIFIED LOANS AT SEPTEMBER 30, 2010
						Percent of
				Alabama/		loan category
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	total
Commercial & industrial	$86	$44	$13	$43	$186	7%
Owner-user real estate	66	17	56	25	164	15%
Total commercial & industrial	152	61	69	68	350	9%
Construction land & land development	73	183	124	41	421	36%
Other commercial real estate	48	48	90	34	220	18%
Total commercial real estate	121	231	214	75	641	27%
Residential mortgage	47	8	48	15	118	12%
Consumer	5	1	6	1	13	3%
Total	$325	$301	$337	$159	$1,122	15%
Percent of regional loan total	7%	24%	31%	20%	15%

Classified C&I relationships, including associated real estate loans, at September 30, 2010, increased a net $94 million from June 30, 2010, with additions in all regional markets.  This increase reflected in part prolonged stress on businesses associated with home and commercial construction.  There was little change in classified O&G industry relationships, which totaled approximately $30 million at September 30, 2010, or 4% of the outstanding O&G industry portfolio.  No O&G relationships had been classified at September 30, 2010 as of result of the recent oil spill.  Approximately 2% of the O&G portfolio was considered to be nonperforming at September 30, 2010.  Overall there were no significant industry concentrations within the totals for classified loans at September 30, 2010.
During the third quarter, Whitney management and bankers continued to review credits and talk to both customers and industry experts to determine the potential impact of the recent oil spill and the regulatory and legislative responses to the spill on the Company’s loan portfolio.  No significant additional credits were identified as having potential direct or indirect exposure to the oil spill or downgraded as a result of the oil spill.

Table 6 shows the composition of the classified C&D portfolio by property type and the region from which the loans are serviced, and Table 7 provides the same information for the other CRE portfolio.

TABLE 6. CLASSIFIED CONSTRUCTION, LAND & LAND DEVELOPMENT
LOANS AT SEPTEMBER 30, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Residential construction	$3	$7	$10	$1	$21	5%
Land & lots:
Residential	24	4	57	29	114	27
Commercial	39	61	36	5	141	34
Retail	-	62	2	2	66	16
Multifamily	-	27	-	-	27	6
Office buildings	4	7	14	-	25	6
Industrial/warehouse	-	-	1	-	1	-
Hotel/motel	-	-	-	-	-	-
Other (a)	3	15	4	4	26	6
Total	$73	$183	$124	$41	$421	100%
Percent of total	17%	44%	29%	10%	100%
(a) Includes agricultural land.

Classified C&D loans at September 30, 2010 increased $119 million from June 30, 2010.  Classified C&D loans serviced from Whitney’s Texas market totaled $183 million, which was up a net $72 million from the end of the second quarter of 2010.  General economic and market conditions have delayed the successful completion of retail, apartment, condominium and various other income-producing CRE projects, which has stretched the financial capacity of the developers.  Whitney bankers have worked proactively with these borrowers, many of whom are seasoned developers, to identify and implement strategies to deal with these difficult conditions, and management believes most of the underlying projects remain viable.  The severe decline in Florida real estate is still evident in the classified C&D total from these markets of $124 million at September 30, 2010, although this total is up only slightly from June 30, 2010, as additions related mainly to residential development projects and some income-producing CRE projects were offset by charge-offs, foreclosures and note sales.  Nonperforming C&D loans totaled approximately $167 million at September 30, 2010, of which $82 million was from Florida and $29 million was from Texas.

TABLE 7. CLASSIFIED OTHER COMMERCIAL REAL ESTATE LOANS AT SEPTEMBER 30, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Retail	$3	$23	$23	$8	$57	26%
Multifamily	13	21	18	16	68	31
Office buildings	10	-	10	4	24	11
Hotel/motel	13	4	11	-	28	13
Industrial/warehouse	5	-	20	5	30	13
Other	4	-	8	1	13	6
Total	$48	$48	$90	$34	$220	100%
Percent of total	22%	22%	41%	15%	100%

Classified other CRE loans on income-producing properties increased a net $18 million during the third quarter of 2010.  There were moderate additions across Whitney’s regional markets involving various property types that were largely offset by charge-offs, foreclosures and note sales.  Nonperforming loans on income-producing CRE totaled approximately $106 million at September 30, 2010, with $63 million from Florida, $15 million from Louisiana and $11 million from Texas.  Management continues to closely monitor the extent to which the slow economic recovery out of the recent deep recession is impacting CRE loan customers in all of Whitney’s markets.

TABLE 8. NONPERFORMING ASSETS
	2010			2009
	September	June	March	December	September
(dollars in thousands)	30	30	31	31	30
Loans accounted for on a nonaccrual basis	$428,012	$451,405	$436,680	$414,075	$405,852
Restructured loans accruing	-	-	-	-	-
Total nonperforming loans	428,012	451,405	436,680	414,075	405,852
Foreclosed assets and surplus property	91,770	91,506	60,879	52,630	49,737
Total nonperforming assets	$519,782	$542,911	$497,559	$466,705	$455,589
Loans 90 days past due still accruing	$25,518	$10,539	$17,591	$23,386	$15,077
Ratios:
Nonperforming assets to loans
plus foreclosed assets and surplus property	6.64%	6.73%	6.12%	5.52%	5.34%
Allowance for loan losses to
nonperforming loans	52.16	50.93	51.27	54.02	58.79
Loans 90 days past due still accruing to loans	.37	.13	.22	.28	.18

Included in the total of classified loans at September 30, 2010 was $428 million of nonperforming loans, which is down a net $23 million from June 30, 2010.  Whitney’s Florida market accounted for 47% of nonperforming loans at September 30, 2010, with 26% from Louisiana, 15% from Alabama/Mississippi and 12% from Texas.  The earlier discussion of criticized loans includes some additional details on nonperforming loans at September 30, 2010.  Table 8 provides information on nonperforming loans and other nonperforming assets at September 30, 2010 and at the end of the previous four quarters.  Nonperforming loans encompass all loans that are evaluated separately for impairment.

Table 9 recaps activity in the allowance for loan losses and in the reserve for losses on unfunded credit commitments.

TABLE 9. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
	Three Months Ended			Nine Months Ended
	September	June	September	September	September
(dollars in thousands)	2010	2010	2009	2010	2009
ALLOWANCE FOR LOAN LOSSES
Allowance at beginning of period	$229,884	$223,890	$219,465	$223,671	$161,109
Provision for credit losses	70,000	59,300	81,000	166,600	218,000
Loans charged off:
Commercial & industrial	(10,849)	(10,859)	(5,858)	(34,249)	(17,944)
Owner-user real estate	(6,489)	(2,187)	(1,272)	(9,271)	(3,274)
Total commercial & industrial	(17,338)	(13,046)	(7,130)	(43,520)	(21,218)
Construction, land & land development	(25,835)	(29,299)	(39,689)	(71,219)	(92,106)
Other commercial real estate	(23,825)	(8,870)	(7,719)	(37,828)	(10,908)
Total commercial real estate	(49,660)	(38,169)	(47,408)	(109,047)	(103,014)
Residential mortgage	(10,238)	(4,331)	(6,919)	(18,698)	(16,207)
Consumer	(2,826)	(2,402)	(2,073)	(6,732)	(5,464)
Total charge-offs	(80,062)	(57,948)	(63,530)	(177,997)	(145,903)
Recoveries on loans charged off:
Commercial & industrial	1,150	1,586	1,107	3,964	3,204
Owner-user real estate	875	816	12	1,715	41
Total commercial & industrial	2,025	2,402	1,119	5,679	3,245
Construction, land & land development	757	1,250	109	3,185	653
Other commercial real estate	27	445	40	480	66
Total commercial real estate	784	1,695	149	3,665	719
Residential mortgage	301	320	198	874	604
Consumer	322	225	199	762	826
Total recoveries	3,432	4,642	1,665	10,980	5,394
Net loans charged off	(76,630)	(53,306)	(61,865)	(167,017)	(140,509)
Allowance at end of period	$223,254	$229,884	$238,600	$223,254	$238,600
Ratios
Allowance for loan losses to loans	2.89%	2.88%	2.81%	2.89%	2.81%
Net charge-offs to average loans	3.89	2.65	2.86	2.77	2.11
Gross charge-offs to average loans	4.06	2.88	2.93	2.95	2.19
Recoveries to gross charge-offs	4.29	8.01	2.62	6.17	3.70
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Reserve at beginning of period	$2,100	$2,400	$2,800	$2,200	$800
Provision for credit losses	-	(300)	(500)	(100)	1,500
Reserve at end of period	$2,100	$2,100	$2,300	$2,100	$2,300

More than half of the $70.0 million provision for credit losses in the third quarter of 2010 was related to the increase in classified loans, another $11.0 million was associated with the resolution of problem credits through note sales and foreclosures and approximately $15.0 million resulted mainly from reduced values for collateral securing loans previously identified as impaired.  The remainder of the third quarter’s provision was related mainly to charge-offs of smaller commercial and consumer credits.
Loans from Whitney’s Florida markets continued to be the main component of the provision for loan losses and charge-offs during the third quarter of 2010.  Approximately $32 million of the provision and $42 million of the gross charge-offs in 2010’s third quarter came from the Florida markets and were predominantly real estate-related.  Whitney’s Louisiana market accounted for approximately $17 million of the provision in the current quarter, with another $13 million from the Alabama/Mississippi markets and $8 million from the Texas market.  As discussed earlier, the provision for the second quarter of 2010 included $5 million based on an assessment as of June 30, 2010 of the impact of the recent oil spill on tourism in Gulf Coast beach communities.
As discussed earlier in the “Overview of Recent Trends in Financial Performance,” Whitney has entered into an agreement for the bulk sale of approximately $180 million of portfolio loans substantially all of which were reported as nonperforming at September 30, 2010.  Of the loans being sold, approximately 85% are real-estate related credits serviced out of Whitney’s Florida markets.  The Company also announced that, given the confidence in the market for problem loans gained in reaching an agreement on the bulk sales contract, it will reclassify up to an additional $100 million of nonperforming loans as held for sale in the fourth quarter of 2010.  These loans will also be primarily real-estate related, but are serviced mainly outside of the Florida markets.  In light of the information gathered in the recent risk-rating project, management anticipates that, after all loan sales are completed, there will be significant decreases in Whitney’s classified and nonperforming loans from the levels at September 30, 2010.  Management also anticipates that, with these sales and with a lower expected loss potential from classified credits outside of the Florida markets, there will be material reductions in future provisions for credit losses.
The allowance for loan losses increased to 2.89% of total loans at September 30, 2010, compared to 2.88% at June 30, 2010 and 2.81% a year earlier.

INVESTMENT SECURITIES
Whitney’s investment securities portfolio balance of $2.30 billion at September 30, 2010 was up $247 million, or 12%, from year-end 2009.  Securities with carrying values of $1.42 billion at September 30, 2010 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.  Average investment securities in the current quarter were up approximately 5% from the second quarter of 2010.  The composition of the average portfolio of investment securities and effective yields are shown in Table 14 in the section on “Net Interest Income (TE)” in the later discussion of “Results of Operations.”
Mortgage-backed securities issued or guaranteed by U.S. government agencies continued to be the main component of the portfolio, comprising 88% of the total at September 30, 2010.  The duration of the overall investment portfolio was 2.5 years at September 30, 2010 and would extend to 4.2 years assuming an immediate 300 basis point increase in market rates, according to the Company’s asset/liability management model.  Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates.  At December 31, 2009, the portfolio’s estimated duration was 2.6 years.
Securities available for sale made up the bulk of the total investment portfolio at September 30, 2010.  Available-for-sale securities are carried at fair value, and the balance reported at September 30, 2010 reflected gross unrealized gains of $68.2 million and minimal unrealized losses.
The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers.  Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS
Total deposits at September 30, 2010 decreased approximately 3%, or $284 million, from December 31, 2009, but were essentially stable compared to September 30, 2009.  Average total deposits for the third quarter of 2010 were also virtually unchanged from the second quarter of 2010.
Table 10 shows the composition of deposits at September 30, 2010, and at the end of the previous four quarters.  Table 14 in the section entitled “Net Interest Income (TE)” in the later discussion of “Results of Operations” presents the composition of average deposits and borrowings and the effective rates on interest-bearing funding sources for the third and second quarters of 2010 and the third quarter of 2009, as well as for the nine-month period in each year.

TABLE 10. DEPOSIT COMPOSITION
	2010						2009
(dollars in millions)	September 30		June 30		March 31		December 31		September 30
Noninterest-bearing
demand deposits	$3,245	37%	$3,229	37%	$3,298	37%	$3,301	36%	$3,130	35%
Interest-bearing deposits:
NOW account deposits	1,172	13	1,098	12	1,161	13	1,299	14	1,093	12
Money market deposits	1,763	20	1,790	20	1,768	20	1,824	20	1,800	20
Savings deposits	868	10	857	10	869	10	840	9	839	10
Other time deposits	710	8	722	8	745	8	799	9	817	9
Time deposits
$100,000 and over	1,108	12	1,123	13	1,121	12	1,087	12	1,201	14
Total interest-bearing	5,621	63	5,590	63	5,664	63	5,849	64	5,750	65
Total	$8,866	100%	$8,819	100%	$8,962	100%	$9,150	100%	$8,880	100%

Noninterest-bearing demand deposits were down $56 million, or 2%, from year-end 2009, but were up 4% compared to September 30, 2009.  Demand deposits comprised 37% of total deposits at September 30, 2010 compared to 36% at December 31, 2009 and 35% a year earlier.  Deposits at year-end 2009 had included some seasonal inflows that were concentrated in NOW accounts.
Time deposits at September 30, 2010 were down $68 million compared to year-end 2009, and $200 million, or 10%, compared to September 30, 2009.  The sustained period of low market interest rates has tended to reduce the attractiveness of time deposits compared to alternative deposit products and investments.  Customers held $202 million of funds in treasury-management time deposit products at September 30, 2010, up $51 million from the total held at December 31, 2009 and $31 million from the total a year earlier.  These products are used mainly by commercial customers with excess liquidity pending redeployment for corporate or investment purposes, and, while they provide a recurring source of funds, the amounts available over time can be volatile.  Competitively bid public fund time deposits totaled approximately $90 million at the end of the third quarter of 2010, which was up $9 million from year-end 2009, but down $39 million from the end of the third quarter of 2009.  Treasury-management deposits and public fund deposits serve partly as an alternative to Whitney’s other short-term borrowings.
               The balance of short-term borrowings at September 30, 2010 was down 7%, or $53 million, from year-end 2009.  The main source of short-term borrowings continued to be the sale of securities under repurchase agreements to customers using Whitney’s treasury-management sweep product.  Borrowings from customers under securities repurchase agreements totaled $666 million at September 30, 2010, which was down $46 million from December 31, 2009.  Similar to Whitney’s treasury-management deposit products, this source of funds can be volatile.  Other short-term borrowings, which have included purchased federal funds, short-term Federal Home Loan Bank (FHLB) advances and borrowings through the Federal Reserve’s Term Auction Facility, were relatively minor at both September 30, 2010 and December 31, 2009, reflecting weak loan demand and the funds available from the Company’s common stock offering completed in the fourth quarter of 2009.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Shareholders’ equity totaled $1.64 billion at September 30, 2010, which represented a decrease of $42.4 million from the end of 2009.  Shareholders’ equity was reduced by the $53.3 million net loss for the first nine months of 2010 and by common dividends of $2.9 million and preferred dividends of $11.3 million.  These reductions were offset partly by a $23.6 million increase in other comprehensive income, mainly from a net unrealized holding gain on securities available for sale.

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

TABLE 11. REGULATORY CAPITAL AND CAPITAL RATIOS – COMPANY
	September 30	December 31
(dollars in thousands)	2010	2009
Tier 1 regulatory capital	$1,110,759	$1,242,268
Tier 2 regulatory capital	263,657	270,532
Total regulatory capital	$1,374,416	$1,512,800
Risk-weighted assets	$8,994,619	$9,552,632
Ratios:
Leverage (Tier 1 capital to average assets)	10.09%	11.05%
Tier 1 capital to risk-weighted assets	12.35	13.00
Total capital to risk-weighted assets	15.28	15.84

               The reduction in Tier 1 capital and the decrease in regulatory capital ratios from December 31, 2009 stemmed mainly from the year-to-date net loss and an adjustment in the amount of deferred tax assets disallowed for regulatory capital calculations.  The rules governing regulatory capital treatment of deferred tax assets differ from and are more limiting than the generally accepted accounting guidance applied in evaluating the need for a deferred tax asset valuation allowance.  No valuation allowance was required in the financial statements as of September 30, 2010.  The section entitled “Income Taxes” in the later discussion of “Results of Operations” includes additional information on the Company’s process of evaluating the realizability of its deferred tax assets.  The decrease in risk-weighted assets from the end of 2009 reflected mainly the reduction in outstanding loans.
The minimum capital ratios are generally 4% leverage, 4% Tier 1 capital and 8% total capital.  Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.  Bank holding companies must also have at least a 6% Tier 1 capital ratio and a 10% total capital ratio to be considered well-capitalized for various regulatory purposes.  As of September 30, 2010, the Company had the requisite capital levels to qualify as well-capitalized by its regulators.

TABLE 12. REGULATORY CAPITAL AND CAPITAL RATIOS – BANK
	September 30	December 31
(dollars in thousands)	2010	2009
Tier 1 regulatory capital	$ 908,322	$ 999,176
Tier 2 regulatory capital	263,460	270,336
Total regulatory capital	$1,171,782	$1,269,512
Risk-weighted assets	$8,978,927	$9,536,894
Regulatory capital ratios:
Leverage (Tier 1 capital to average assets)	8.27%	8.90%
Tier 1 capital to risk-weighted assets	10.12	10.48
Total capital to risk-weighted assets	13.05	13.31

For a bank to qualify as well-capitalized under the current regulatory framework for prompt corrective supervisory action, its leverage, Tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively.  As a result of the ongoing difficult operating environment and recent operating losses, the Bank has committed to its primary regulator that it will maintain higher capital ratios with a leverage ratio of at least 8%, a Tier 1 regulatory capital ratio of at least 9%, and a total risk-based capital ratio of at least 12%.  As of September 30, 2010, the Bank exceeded the requisite capital levels to both satisfy these target minimums and to qualify as well-capitalized by its regulators.  The capital raised by the Company in its recent common stock offering strengthened its capacity to serve as a source of financial support to the Bank.  During the third quarter of 2010, the Company contributed an additional $25 million of capital to the Bank.

Dividends
The Company declared a nominal dividend of $.01 per share to common shareholders for each of the first three quarters of 2010, the same quarterly rate as throughout 2009.  The Company must currently obtain regulatory approval before increasing the common dividend rate above this level.  Regulatory policy statements provide that generally bank holding companies should only pay dividends out of current operating earnings and that the level of dividends, if any, must be consistent with current and expected capital requirements.  Preferred dividends totaled $11.3 million for the first nine months of 2010.
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
Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan portfolio and the portfolio of investment securities and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities, and prepayments, through use as collateral for borrowings, and through possible sale or securitization.  At September 30, 2010, securities available for sale with a carrying value of $1.27 billion, out of a total portfolio of $2.14 billion, were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.
On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources.  The section above entitled “Deposits and Borrowings” discusses changes in these liability-funding sources in the first nine months of 2010.
In late 2008, the FDIC took certain steps that were designed to support deposit retention and to enhance the liquidity of the nation’s insured depository institutions and thereby assist in stabilizing the overall economy following the severe disruption in the credit markets.  The FDIC temporarily increased deposit insurance coverage limits for all deposit accounts from $100,000 to $250,000 per depositor through December 31, 2009.  This expanded coverage was subsequently extended through December 31, 2013, and was recently made permanent as part of the Dodd-Frank Act.  In addition to the increased coverage limits, the FDIC also offered to provide unlimited deposit insurance coverage for noninterest-bearing transaction accounts and certain other specified deposits through the end of 2009.  The FDIC initially extended this unlimited coverage through June 30, 2010 and recently approved an additional extension through at least December 31, 2010.  Whitney elected not to participate in the most recent extension of this program, and the unlimited coverage ended effective July 1, 2010.  This decision has not had a significant impact on the Bank’s liquidity position.  A provision in the Dodd-Frank Act authorized mandatory unlimited coverage of noninterest-bearing demand deposits for a period of two years beginning in 2011.

Wholesale funding currently available to the Bank includes FHLB advances and federal funds purchased from correspondents and borrowings through the Federal Reserve’s Term Auction Facility.  The Bank’s unused borrowing capacity from the FHLB at September 30, 2010 totaled approximately $1.8 billion and is secured by a blanket lien on loans secured by real estate.  The Bank’s unused borrowing capacity from the Federal Reserve Discount Window totaled approximately $.8 billion at September 30, 2010, based on collateral pledged.  In addition, both the Company and the Bank have access to external funding sources in the financial markets.
Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows located in Item 1 of this report present operating cash flows and summarize all significant sources and uses of funds for the first nine months of 2010 and 2009.
In the fourth quarter of 2009, Whitney raised $218 million in an underwritten public offering of 28.75 million of the Company’s common shares.  At September 30, 2010, the Company had approximately $198 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and other corporate purposes.  As discussed earlier, Whitney reduced its quarterly common dividend to $.01 per share throughout 2009 and for the first three quarters of 2010, and the Company must currently obtain regulatory approval before increasing the common dividend above this rate.
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

Contractual Obligations
Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations, other than obligations under deposit contracts and short-term borrowings, were scheduled in Whitney’s annual report on Form 10-K for the year ended December 31, 2009.  The most significant obligations included long-term debt service, operating leases for banking facilities and various multi-year contracts for outsourced services and software licenses.  There have been no material changes in contractual obligations from year-end 2009 through the end of the third quarter of 2010.

OFF-BALANCE-SHEET ARRANGEMENTS
As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements.  The most significant off-balance-sheet obligations are the Bank’s commitments under traditional credit-related financial instruments.  Table 13 schedules these commitments as of September 30, 2010 by the periods in which they expire.  Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 13. CREDIT-RELATED COMMITMENTS
	Commitments expiring by period from September 30, 2010
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years
Loan commitments – revolving	$2,251,740	$1,543,623	$559,634	$148,011	$472
Loan commitments – nonrevolving	252,336	169,938	75,574	6,824	-
Credit card and personal credit lines	577,811	577,811	-	-	-
Standby and other letters of credit	337,639	169,912	123,485	44,242	-
Total	$3,419,526	$2,461,284	$758,693	$199,077	$472

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
Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows.  The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations.  The sensitivity is measured against the results of a base simulation run that uses forecasts of earning assets and funding sources as of the measurement date and that assumes a stable rate environment and structure.  Based on the simulation run at September 30, 2010, annual net interest income (TE) would be expected to increase approximately $2.0 million, or less than 1%, if interest rates instantaneously increased from current rates by 100 basis points.  A comparable simulation run as of December 31, 2009 produced results that indicated a negative impact on net interest income (TE) of $8.1 million, or 1.8%, from a 100 basis point rate increase.  The change in the simulation results reflected mainly a shift in the composition of forecasted earning assets.  Although Whitney has historically tended to be moderately asset sensitive over the near term, the more recent simulations indicate a neutral to somewhat liability-sensitive position in a rising market rate scenario.  This change reflects to a large extent the increased use of rate floors on variable-rate loans and the extent to which these floors exceed the indexed rates in the current low rate environment.  Additional information on variable-rate loans and loans with rate floors is included in the following section on “Net Interest Income (TE).”  The simulation assuming a 100 basis point decrease from current rates was suspended at both September 30, 2010 and December 31, 2009 in light of the historically low rate environment.
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

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
Whitney’s net interest income (TE) for the third quarter of 2010 decreased less than 2%, or $1.6 million, compared to the second quarter of 2010.  Average earning assets were up slightly from the second quarter, while the net interest margin (TE) declined 10 basis points to 4.05%.  The additional day in the current period would have added approximately $.9 million to net interest income, other factors held constant.  Net interest income (TE) for the third quarter of 2010 was down 5%, or $5.8 million, compared to the third quarter of 2009.  Average earning assets decreased 4% between these periods, and the net interest margin (TE) in the third quarter of 2010 was down 6 basis points from the year-earlier period.  Tables 14 and 15 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).
The overall yield on earning assets decreased 12 basis points from the second quarter of 2010 and was down 27 basis points from the third quarter of 2009.  The reduced level of loans in the earning asset mix, together with lower yields available on the reinvestment of repayments and maturities from the securities portfolio, were the main factors behind these decreases.  Loan yields (TE) in the third quarter of 2010 were down only 5 basis points from 2010’s second quarter and 7 basis points from the third quarter of 2009.  The rates on approximately 55%, or $4.3 billion, of the loan portfolio at September 30, 2010 vary based on either LIBOR (28%) or prime rate (27%) benchmarks.  The percentages are generally consistent with those at year-end 2009 and at September 30, 2009.  The increased use of rate floors has muted the impact of the overall lower rate environment on loan yields.  At September 30, 2010, approximately 64% of the outstanding balance of Whitney’s LIBOR/prime-based loans was subject to rate floors compared to 58% a year earlier.  The yield (TE) on the largely fixed-rate investment portfolio in the third quarter of 2010 was down 21 basis points from the second quarter of 2010 and 50 basis points from the year-earlier period.
The inflated level of nonaccrual loans has also reduced net interest income and lowered the effective asset yield and net interest margin.  Nonaccrual loans reduced Whitney’s net interest margin by at least 20 basis points for the third quarter of 2010 and a comparable amount for both the second quarter of 2010 and the third quarter of 2009.

TABLE 14. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a), YIELDS AND RATES

(dollars in thousands)	Third Quarter 2010			Second Quarter 2010			Third Quarter 2009
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$7,919,507	$96,920	4.86%	$8,079,771	$98,846	4.91%	$8,690,970	$107,856	4.93%
Mortgage-backed securities	1,839,435	17,250	3.75	1,729,154	17,053	3.94	1,606,579	17,189	4.28
U.S. agency securities	63,364	559	3.53	74,662	797	4.27	103,827	1,121	4.32
Obligations of states and political
subdivisions (TE)	163,504	2,446	5.98	168,032	2,493	5.93	195,342	2,901	5.94
Other securities	49,246	603	4.90	49,511	606	4.90	60,272	608	4.04
Total investment securities	2,115,549	20,858	3.94	2,021,359	20,949	4.15	1,966,020	21,819	4.44
Federal funds sold and
short-term investments	296,485	195	.26	213,031	157	.30	66,225	103	.62
Total earning assets	10,331,541	$117,973	4.54%	10,314,161	$119,952	4.66%	10,723,215	$129,778	4.81%
NONEARNING ASSETS
Other assets	1,462,895			1,423,778			1,313,489
Allowance for loan losses	(231,105)			(234,789)			(240,596)
Total assets	$11,563,331			$11,503,150			$11,796,108

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,128,756	$855	.30%	$1,148,590	$1,008	.35%	$1,094,418	$1,009	.37%
Money market deposits	1,811,326	3,170	.69	1,765,839	3,245	.74	1,801,664	4,893	1.08
Savings deposits	865,229	331	.15	868,829	321	.15	882,520	356	.16
Other time deposits	716,245	2,266	1.26	728,121	2,386	1.31	845,684	3,834	1.80
Time deposits $100,000 and over	1,138,002	3,376	1.18	1,129,333	3,438	1.22	1,368,660	5,826	1.69
Total interest-bearing deposits	5,659,558	9,998	.70	5,640,712	10,398	.74	5,992,946	15,918	1.05
Short-term borrowings	707,892	294	.16	624,931	255	.16	908,700	387	.17
Long-term debt	199,731	2,495	5.00	199,751	2,489	4.98	199,610	2,498	5.01
Total interest-bearing liabilities	6,567,181	$12,787	.77%	6,465,394	$13,142	.81%	7,101,256	$18,803	1.05%
NONINTEREST-BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
Demand deposits	3,224,881			3,255,019			3,083,404
Other liabilities	101,025			106,269			125,923
Shareholders' equity	1,670,244			1,676,468			1,485,525
Total liabilities and
shareholders' equity	$11,563,331			$11,503,150			$11,796,108

Net interest income and margin (TE)		$105,186	4.05%		$106,810	4.15%		$110,975	4.11%
Net earning assets and spread	$3,764,360		3.77%	$3,848,767		3.85%	$3,621,959		3.76%
Interest cost of funding earning assets			.49%			.51%			.70%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $465,747, $433,446, and $410,848, respectively, in the third and second quarters of 2010 and third quarter of 2009.

TABLE 14. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a), YIELDS AND RATES (continued)

	Nine Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2010			September 30, 2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$8,075,616	$295,944	4.90%	$8,930,965	$330,423	4.95%
Mortgage-backed securities	1,749,422	51,386	3.92	1,551,616	51,174	4.40
U.S. agency securities	79,892	2,477	4.13	104,331	3,365	4.30
Obligations of states and political
subdivisions (TE)	169,137	7,531	5.94	202,650	9,066	5.97
Other securities	50,277	1,822	4.83	61,069	1,724	3.77
Total investment securities	2,048,728	63,216	4.11	1,919,666	65,329	4.54
Federal funds sold and
short-term investments	251,075	531	.28	94,976	485	.68
Total earning assets	10,375,419	$359,691	4.63%	10,945,607	$396,237	4.84%
NONEARNING ASSETS
Other assets	1,432,730			1,294,717
Allowance for loan losses	(234,072)			(209,764)
Total assets	$11,574,077			$12,030,560

LIABILITES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,174,388	$2,983	.34%	$1,166,095	$3,224	.37%
Money market deposits	1,790,722	10,028	.75	1,604,820	11,769	.98
Savings deposits	861,081	961	.15	897,461	1,074	.16
Other time deposits	741,817	7,332	1.32	851,841	13,633	2.14
Time deposits $100,000 and over	1,120,329	10,512	1.25	1,510,528	21,084	1.87
Total interest-bearing deposits	5,688,337	31,816	.75	6,030,745	50,784	1.13
Short-term and other borrowings	659,451	825	.17	1,069,831	2,235	.28
Long-term debt	199,731	7,470	4.99	194,183	7,499	5.15
Total interest-bearing liabilities	6,547,519	$40,111	.82%	7,294,759	$60,518	1.11%
NONINTEREST-BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
Demand deposits	3,246,766			3,105,176
Other liabilities	102,762			117,658
Shareholders' equity	1,677,030			1,512,967
Total liabilities and
shareholders' equity	$11,574,077			$12,030,560

Net interest income and margin (TE)		$319,580	4.11%		$335,719	4.10%
Net earning assets and spread	$3,827,900		3.81%	$3,650,848		3.73%
Interest cost of funding earning assets			.52%			.74%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $439,484 in 2010 and $376,381 in 2009.

TABLE 15. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	Third Quarter 2010 Compared to:						Nine Months ended September 30,
	Second Quarter 2010			Third Quarter 2009			2010 Compared to 2009
	Due to		Total	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
INTEREST INCOME (TE)
Loans (TE)	$(1,296)	$(630)	$(1,926)	$(9,465)	$(1,471)	$(10,936)	$(31,429)	$(3,050)	$(34,479)
Mortgage-backed securities	1,065	(868)	197	2,319	(2,258)	61	6,123	(5,911)	212
U.S. agency securities	(111)	(127)	(238)	(382)	(180)	(562)	(762)	(126)	(888)
Obligations of states and political
subdivisions (TE)	(68)	21	(47)	(476)	21	(455)	(1,492)	(43)	(1,535)
Other securities	(3)	-	(3)	(122)	117	(5)	(337)	435	98
Total investment securities	883	(974)	(91)	1,339	(2,300)	(961)	3,532	(5,645)	(2,113)
Federal funds sold and
short-term investments	58	(20)	38	180	(88)	92	453	(407)	46
Total interest income (TE)	(355)	(1,624)	(1,979)	(7,946)	(3,859)	(11,805)	(27,444)	(9,102)	(36,546)

INTEREST EXPENSE
NOW account deposits	(16)	(137)	(153)	30	(184)	(154)	23	(264)	(241)
Money market deposits	94	(169)	(75)	26	(1,749)	(1,723)	1,257	(2,998)	(1,741)
Savings deposits	(1)	11	10	(7)	(18)	(25)	(42)	(71)	(113)
Other time deposits	(32)	(88)	(120)	(527)	(1,041)	(1,568)	(1,591)	(4,710)	(6,301)
Time deposits $100,000 and over	33	(95)	(62)	(876)	(1,574)	(2,450)	(4,660)	(5,912)	(10,572)
Total interest-bearing deposits	78	(478)	(400)	(1,354)	(4,566)	(5,920)	(5,013)	(13,955)	(18,968)
Short-term borrowings	37	2	39	(84)	(9)	(93)	(689)	(721)	(1,410)
Long-term debt	-	6	6	2	(5)	(3)	210	(239)	(29)
Total interest expense	115	(470)	(355)	(1,436)	(4,580)	(6,016)	(5,492)	(14,915)	(20,407)
Change in net interest income (TE)	$(470)	$(1,154)	$(1,624)	$(6,510)	$721	$(5,789)	$(21,952)	$5,813	$(16,139)

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

The cost of funds for the third quarter of 2010 decreased 2 basis points from the second quarter of 2010 and 21 basis points from the third quarter of 2009.  The year-over-year decline in the overall cost of funds reflected mainly the impact of the sustained low rate environment on deposit rates.  The overall cost of interest-bearing deposits was down 35 basis points between the third quarters of 2009 and 2010, with the cost of the more rate sensitive time deposits down 52 basis points.  Short-term borrowing costs decreased only 1 basis point over this same period.  Noninterest-bearing demand deposits funded a favorable 31% of average earning assets in the third quarter of 2010, up from 29% in the year-earlier period, although the benefit to the net interest margin has been muted somewhat by the low rate environment.  The percentage of funding from all noninterest-bearing sources was 36% in the third quarter of 2010 compared to 34% in the third quarter of 2009.
For the first nine months of 2010, net interest income (TE) decreased 5%, or $16.1 million, from the comparable period in 2009.  Average earning assets decreased 5% between these periods, while the net interest margin widened slightly to 4.11% in 2010.  Average loans represented 78% of average earning assets for the period, down from 82% for the year-to-date period in 2009.  The overall yield on earning assets for the first nine months of 2010 was down 21 basis points from the year-earlier period, and the overall cost of funds decreased 22 basis points between these periods.  Noninterest-bearing sources funded 37% of earning assets on average in the first nine months of 2010, compared to 33% in 2009.  Substantially the same factors that affected the changes in the mix and rates for earning assets and funding sources between the third quarters of 2010 and 2009 were evident in the changes for the year-to-date periods.
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

PROVISION FOR CREDIT LOSSES
Whitney provided $70.0 million for credit losses in the third quarter of 2010, an increase of $11.0 million from the second quarter of 2010, and a decrease of $10.5 million from the third quarter of 2009.  Net loan charge-offs in 2010’s third quarter were $76.6 million, or 3.89% of average loans on an annualized basis, compared to $53.3 million, or 2.65% of average loans, in the second quarter of 2010 and $61.9 million, or 2.86% of loans, in 2009’s third quarter.
More than half of the provision for credit losses in the third quarter of 2010 was related to the increase in classified loans, another $11.0 million was associated with the resolution of problem credits through note sales and foreclosures and approximately $15.0 million resulted mainly from reduced values for collateral securing loans previously identified as impaired.  The remainder of the third quarter’s provision was related mainly to charge-offs of smaller commercial and consumer credits.  Loans from Whitney’s Florida markets continued to be the main component of the provision for loan losses and charge-offs during the third quarter of 2010.  Approximately $32 million of the provision and $42 million of the gross charge-offs in 2010’s third quarter came from the Florida markets and were predominantly real estate-related.  As discussed earlier, the provision for the second quarter of 2010 included $5 million based on an assessment as of June 30, 2010 of the impact of the recent oil spill on tourism in Gulf Coast beach communities.
The allowance for loan losses increased to 2.89% of total loans at September 30, 2010, compared to 2.88% at June 30, 2010 and 2.81% a year earlier.
As discussed earlier, Whitney has announced its intent to sell up to a total of $280 million of portfolio loans substantially all of which were reported as nonperforming at September 30, 2010.  In light of information gathered in the recent risk-rating project, management anticipates that, after all sales are completed, there will be a significant decrease in classified and nonperforming loans from the levels at September 30, 2010.  Management also anticipates that, with these sales and with a lower expected loss potential from classified credits outside of the Florida markets, there will be material reductions in future provisions for credit losses.
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

NONINTEREST INCOME
Noninterest income decreased $.6 million, or 2%, from the third quarter of 2009 to a total of $28.7 million in 2010’s third quarter.
Deposit service charge income in the third quarter of 2010 was down 13%, or $1.2 million in total, from the third quarter of 2009.  Service charges include periodic account maintenance fees for both business and personal customers, charges for specific transactions or services such as processing return items or wire transfers, and other revenue associated with deposit accounts such as commissions on check sales.
Charges earned on specific transactions decreased approximately $1.0 million, or 21%, compared to the third quarter of 2009.  The main component of this income category is fees earned on items returned for insufficient funds and for overdrafts, and the overall decrease was mainly the result of the new consumer protection regulations implemented during the third quarter of 2010.  The Company continues to monitor other regulatory proposals and legislative initiatives, including the provisions of the Dodd-Frank Act discussed earlier, that would impose limits on certain deposit and other transaction fees and potentially reduce the Bank’s fee income.
Bank card fees in the third quarter of 2010 were up $1.0 million, or 20%, compared to the third quarter of 2009, driven primarily by higher transaction volume supported in part by recent marketing campaigns.
The categories comprising other noninterest income decreased a combined $.5 million compared to the third quarter of 2009, although there were positive contributions from several recurring revenue sources.  A loss of $.5 million was recorded in the third quarter of 2010 on the early disposition of equipment and software being replaced by new technology as part of the previously announced technology upgrade project.  The Company recognized a $.6 million gain on the disposition of surplus banking facilities in the third quarter of 2009.
Noninterest income for the third quarter of 2010 declined $3.1 million, or 10%, from the second quarter of 2010.  The earlier period included a $1.3 million settlement gain related to the hurricanes in 2008 and a gain of $.8 million from the sale of surplus banking property.  Deposit service charge income decreased $.5 million compared to the second quarter of 2010, reflecting mainly the impact of the new consumer protection regulations.  Secondary mortgage market income was up $.6 million during the third quarter of 2010 on strong loan production that was helped by low rates and increased refinancing activity.  As noted earlier, the Company recognized a $.5 million loss in the third quarter of 2010 on the early disposition of equipment and software being replaced by new technology.
Noninterest income for the first nine months of 2010 was down $2.3 million from the year-earlier period.  Deposit service charge income was down 11%, or $3.3 million in total, from 2009, reflecting mainly reduced commercial account fees and the impact of the new consumer protection regulations discussed earlier.  The fees charged on a large number of Whitney’s commercial accounts are based on an analysis of account activity, and these customers are allowed to offset accumulated charges with an earnings credit based on balances maintained in the account.  The decline in commercial fees was driven in large part by an increase in the earnings credit allowance as both the earnings credit rate and the account balances maintained were higher on average in 2010 compared to 2009.
Bank card fees for the first nine months of 2010 were up $3.9 million, or 28%, compared to 2009, although approximately half of this increase reflected a change in the reporting of certain transactions by a new processor, with the offset in the ATM fees category that is included in other noninterest income.  Excluding the impact of this change in mid-2009, bank card fees increased 15%, or $2.1 million, between these periods.  Net gains on the disposition of surplus banking facilities totaled $.2 million in the first nine months of 2010 and $1.8 million in the comparable period of 2009.  The Company recognized net gains and other revenue from grandfathered foreclosed assets of $1.3 million year-to-date in 2010 and $1.8 million in 2009.

NONINTEREST EXPENSE
Noninterest expense increased $9.5 million, or 9%, to a total of $113 million in the third quarter of 2010 compared to the same period in 2009.
Loan collection costs, together with foreclosed asset management expenses and provisions for valuation losses, totaled $8.5 million for the third quarter of 2010, up $4.2 million from the third quarter of 2009.  As discussed earlier, Whitney has announced its intent to sell up to a total of $280 million of portfolio loans substantially all of which were reported as nonperforming at September 30, 2010.  After all sales are completed, management anticipates material reductions in future problem asset collection expenses, including legal fees included in professional services.
The total expense for professional services, both legal and other services, increased $5.0 million compared to the third quarter of 2009, driven mainly by services associated with compliance and other regulatory projects and technology initiatives, and by higher costs associated with problem loan collections.
Whitney’s personnel expense decreased 2% in total between these periods.  Employee compensation was down slightly.  Normal salary adjustments have been held to a modest level in this difficult operating environment, and the full-time equivalent staff level has been generally stable.  Management incentive program compensation decreased by $1.0 million, reflecting mainly an adjustment of performance estimates for certain share-based compensation awards in the third quarter of 2010.  No management cash bonus has been accrued in 2010 or throughout all of 2009.  The cost of employee benefits was down 9%, or $.9 million, mainly on the lower cost of retirement benefits.
Equipment and data processing costs increased $.9 million compared to the third quarter of 2009, related mainly to Whitney’s ongoing major technology upgrade project.

The expense for deposit insurance and other regulatory fees in the third quarter of 2010 was relatively stable compared with the third quarter of 2009.  An increase in FDIC assessments related mainly to intervening changes in some of the Bank-specific variables that underlie the assessment calculation was offset by the Bank’s decision not to participate in the most recent extension of the FDIC’s Transaction Account Guarantee Program (TAGP) that provides for unlimited deposit insurance coverage for specified deposit categories.  Provisions in the Dodd-Frank Act permanently increased the deposit insurance limit from $100,000 to $250,000 and authorized mandatory unlimited coverage of noninterest-bearing demand deposits for a period of two years beginning in 2011.  The impact of these provisions on future FDIC assessment rates cannot yet be determined.
Total noninterest expense for the third quarter of 2010 increased $3.0 million from the second quarter of 2010, including an additional $2.5 million of expense associated with problem loan collections and foreclosed assets.  Total personnel expense declined slightly related mainly to the adjustment of performance estimates for share-based compensation awards noted earlier.  The decline in deposit insurance and regulatory fees reflected the decision to exit the FDIC’s TAGP effective July 1, 2010 that was discussed earlier.
For the nine-month period ended September 30, 2010, noninterest expense was up 7%, or $20.7 million, compared to the same period in 2009.  Loan collection costs, including related legal services, and foreclosed asset expenses and provision for valuation losses increased $8.9 million, to $28.6 million, in 2010.  The nine-month period in 2010 also included a $4.5 million estimated loss on repurchase obligations associated with certain mortgage loans that had been originated and sold by an acquired entity before the acquisition date.    The year-to-date period in 2009 included $5.5 million for a special emergency FDIC assessment imposed on the industry.  The other changes in major noninterest expense categories between these periods were influenced mainly by the same factors cited in the discussion of year-to-year quarterly results above.

INCOME TAXES
Whitney recorded an income tax benefit at an effective rate of 42.2% on the pre-tax loss for the third quarter of 2010 and 43.4% on the year-to-date loss through September 30, 2010.  The effective tax benefit rate was 33.3% for the third quarter of 2009 and 42.6% for the year-to-date loss through September 30, 2009.  In determining the effective tax rate and tax benefit for the third quarter and first nine months of 2010, the Company referred to the actual results for the current interim period rather than projected results for the full year because of the potential for volatility in the interim effective tax rate as a result of fluctuations in the provision for credit losses.  Whitney’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt income and the availability of tax credits.  Interest income from the financing of state and local governments and earnings from the bank-owned life insurance program are the major components of tax-exempt income.  The main source of tax credits has been investments in affordable housing projects and in projects that primarily benefit low-income communities or help the recovery and redevelopment of communities in the Gulf Opportunity Zone.  Tax-exempt income and tax credits tend to increase the effective tax benefit rate from the statutory rate in loss periods and to reduce the effective tax expense rate in profitable periods.  The impact on the effective tax rate becomes more pronounced as the pre-tax income or loss becomes smaller, leading to lower expense rates and higher benefit rates.

As of September 30, 2010, Whitney had approximately $90 million in net deferred tax assets.  Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized.  In making such judgments, significant weight is given to evidence that can be objectively verified.  During the third quarter of 2010, Whitney reached a three-year cumulative loss position, which is considered significant negative evidence when assessing the realizability of a deferred tax asset.  Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on the ability to carry back taxable losses, strong historical taxable income and current forecasts for taxable income for the periods through which losses may be carried forward that are sufficient to realize the net deferred tax asset. The amount of future taxable income required to support the deferred tax asset in the carryforward period which is currently 20 years is approximately $325 million.  As discussed earlier, Whitney has announced its intent to sell up to a total of $280 million of portfolio loans substantially all of which were reported as nonperforming at September 30, 2010.  In light of the information gathered in the recent risk-rating project, management anticipates that, after all loan sales are completed, there will be significant decreases in Whitney's classified and nonperforming loans from the levels at September 30, 2010.  Management also anticipates that, with these sales and with a lower expected loss potential from classified credits outside of the Florida markets, there will be material reductions in future provisions for credit losses and problem asset collection expenses.  Management also believes that these steps will position the Company for an accelerated return to consistent profitability.  If Whitney is unable to generate, or is unable to demonstrate that it can generate, sufficient taxable income in the near future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance against its deferred tax assets and a corresponding income tax expense.
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

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

None

Item 1A.  RISK FACTORS

The following risk factors contain information concerning factors that could materially affect our business, financial condition or future results.  The risk factors that are described below and that are discussed in Item 1A to Part I of Whitney’s annual report on Form 10-K for the year ended December 31, 2009 and Item 1A of Part II of Whitney’s quarterly reports on Form 10-Q for the quarters ended June 30, 2010 and March 31, 2010, should be considered carefully in evaluating the Company’s overall risk profile.  Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse affect on Whitney’s business, financial condition or results of operations.

The recent oil leak in the Gulf of Mexico could negatively affect the local economies, businesses and property values in our coastal markets, which could have an adverse effect on our business or results of operations.

In late April 2010, the explosion and collapse of the BP Deepwater Horizon drilling rig in the Gulf of Mexico off the coast of Louisiana caused a major oil leak that has now been fully contained.  The spill caused significant disruption to the Gulf’s tourism and fishing industries.  In addition, the U.S. Government initially imposed a moratorium on deepwater rigs and has issued certain new safety regulations for all offshore drilling operations.  The U.S. Congress is considering legislation that could impact the operations of offshore drillers.  The moratorium was officially lifted on October 12, 2010, and industry participants are taking steps to comply with new regulations.  Legislative or regulatory actions that limit new or existing offshore exploration and production activities or substantially impact the cost of offshore drilling operations could negatively impact our customers in the oil and gas industry and the general economy of part of Whitney’s market area.
Management has identified approximately $270 million in loans outstanding to customers in Gulf Coast beach communities that could be directly or indirectly impacted by a downturn in tourism, and relationship officers are closely monitoring the performance of these credits and the customers’ ability to receive compensation for damages from the independently managed trust fund established by BP.  The provision for credit losses in the second quarter of 2010 included $5 million based on an assessment as of June 30, 2010 of the estimated impact of the oil spill on these tourism-related businesses.  This estimate was unchanged at September 30, 2010.
The Bank’s direct exposure to the fishing, seafood processing and marina industries totaled approximately $35 million at June 30, 2010.  We continue to believe that Whitney has minimal loss exposure in this area of our portfolio.
During the third quarter of 2010, Whitney management and bankers continued to review credits and talk to both customers and industry experts to determine the potential impact of the recent oil spill and the regulatory and legislative responses to the spill on the Company’s loan portfolio.  No significant additional credits were identified as having potential direct or indirect exposure to the oil spill or downgraded as a result of the oil spill.

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

As a result of the current difficult operating environment and the Company’s recent operating losses, the Bank’s primary regulator last year required the Bank to implement plans to (i) maintain regulatory capital at a level sufficient to meet specific minimum regulatory capital ratios set by the regulator; (ii) make several improvements to the Bank’s oversight of its lending operations; and (iii) assess the adequacy of the Bank’s allowance for loan and lease losses and improve related policies and procedures.  The Bank’s specified minimum regulatory capital ratios are a leverage ratio of 8%, a Tier 1 Capital ratio of 9%, and a Total Capital ratio of 12%.  As of September 30, 2010, the Bank’s regulatory ratios exceeded all three of these minimum ratios with an 8.27% leverage ratio, a 10.12% Tier 1 Capital ratio, and a 13.05% Total Capital ratio.
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
On February 19, 2010, Whitney announced that the Bank consented and agreed to the issuance of an order by the OCC addressing certain compliance matters relating to BSA and anti-money laundering items.  The Order requires the Bank, among other things: (i) to establish a compliance committee to monitor and coordinate compliance with the Order within 30 days and to provide a written report to the OCC; (ii) to engage a consultant to assist the Board of Directors in reviewing the Bank’s BSA compliance personnel within 90 days; (iii) to develop, implement and ensure adherence to a comprehensive written program of policies and procedures that provide for BSA compliance within 150 days; (iv) to develop and implement a written, institution-wide and on-going BSA risk assessment to accurately identify risks within 150 days; and (v) for the consultant engaged by the Board of Directors to conduct a review of account and transaction activity during the calendar year 2008 for accounts that typically pose a greater than normal BSA risk.  The written plan for this review is to be submitted within 90 days of the Order, and the review is to be concluded within 120 days of obtaining no supervisory objections to the written plan from the Assistant Deputy Comptroller of the OCC.

Any material failure to comply with the provisions of the Order could result in enforcement actions by the OCC.  Prior to the issuance of the Order, the Company had already commenced and implemented initiatives and strategies to address the issues noted in the Order.  The Bank continues to work cooperatively with its regulators and expects to fully satisfy the items contained in the Order.  The Bank has completed the first four items listed above within the timeframes outlined in the Order.  The account and transaction review is in process and the Company is actively working with its regulators to receive an extension on the original timelines to allow for additional data validation to address potential data integrity concerns.  This review is anticipated to be completed during the first quarter of 2011.
As a result of the supervisory actions discussed above, we are subject to additional regulatory approval processes for certain activities such as building new branches.  If we are unable to resolve these regulatory issues on a timely basis, we could become subject to significant restrictions on our existing business or on our ability to develop new business.  In addition, we could be required by our regulators to dispose of certain assets or liabilities within a prescribed period of time, raise additional capital in the future or restrict or reduce our dividends.  The terms of any such action could have a material negative effect on our business, operating flexibility and financial condition.

The continued sluggish economic recovery, both nationally and in our markets, could have an adverse effect on Whitney’s financial condition, results of operations and cash flows.

The economic environment, which showed some initial signs of improvement in the first quarter of 2010, has since demonstrated that the economic recovery will likely be slow and protracted due mainly to persistently high unemployment, low consumer confidence and a soft housing market.  An extended period of slow recovery in the broader economy and, specifically, in our coastal markets after the recent deep recession could adversely affect the financial capacity of businesses and individuals in Whitney’s market area.  These conditions could, among other consequences, increase the credit risk inherent in the current loan portfolio, restrain new loan demand from creditworthy borrowers, prompt Whitney to tighten its underwriting criteria, and reduce the liquidity in Whitney’s customer base and the level of deposits that they maintain. These economic conditions could also delay the correction of the imbalance of supply and demand for real estate in certain of our markets.  Legislative and regulatory actions taken in response to these conditions could impose additional restrictions and requirements on Whitney and others in the financial industry.
The impact of a continued slow economic recovery on Whitney’s financial results could include continued high levels of classified and criticized credits, provisions for credit losses, and elevated expenses associated with loan collection efforts, difficulties in disposing of  nonperforming assets, the possible impairment of certain intangible or deferred tax assets, the need for Whitney to replace core deposits with higher-cost sources of funds, and an inability to produce loan growth or overall growth in earning assets. Noninterest income from sources that are dependent on financial transactions and market valuations could also be reduced.  These factors could have an adverse effect on Whitney’s financial condition, results of operations and cash flows.

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

As of September 30, 2010, Whitney had approximately $90 million in net deferred tax assets.  Applicable banking regulations limit the inclusion of these deferred tax assets when calculating Whitney’s Tier 1 capital to the extent these assets could be realized based on the ability to offset any taxable income during the two previous years as well as future projected earnings within one year.  Based on these limitations, Whitney currently excludes the majority of the deferred tax assets for the calculation of Tier 1 capital.  Unless we anticipate generating sufficient taxable income in the future, we may be unable to include future increases in deferred tax assets in our Tier 1 capital which could significantly reduce our regulatory capital ratios.
Additionally, our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes.  In making such judgments, significant weight is given to evidence that can be objectively verified.  During the third quarter, Whitney reached a three-year cumulative pre-tax loss position, which is considered significant negative evidence when assessing the realizability of a deferred tax asset.  Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on the ability to carry back taxable losses, strong historical taxable income and current forecasts for taxable income for the periods through which losses may be carried forward that are sufficient to realize the net deferred tax asset. The amount of future taxable income required to support the deferred tax asset in the carryforward period, which is currently 20 years, is approximately $325 million.  If operating losses continue in future periods, the deferred tax asset will increase. If Whitney is unable to generate, or is unable to demonstrate that it can generate, sufficient taxable income in the near future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance, similar to an impairment of those assets.

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

Numerous rating agencies regularly evaluate our creditworthiness and assign credit ratings to the debt of the Company and the Bank.  The agencies’ ratings are based on a number of factors, some of which are not within our control. In addition to factors specific to the financial strength and performance of the Company and the Bank, the rating agencies also consider conditions affecting the financial services industry generally.  During 2009, several rating agencies downgraded select ratings for both the Company and the Bank, which was also the case for a number of other financial services industry entities.  On July 29, 2010, Standard & Poor’s issued a downgrade of both the Company’s and the Bank’s counterparty credit to below investment grade and placed us on negative outlook for further downgrades.  Two other rating agencies recently announced that they have placed certain ratings for both the Company and the Bank under review for possible downgrades.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No repurchase plans were in effect during the third quarter of 2010.  Under the CPP, prior to the earlier of (i) December 19, 2011 or (ii) the date on which the Series A Preferred Stock is redeemed in whole or the U.S. Treasury has transferred all of the Series A Preferred Stock to unaffiliated third parties, the consent of the U.S. Treasury is required to repurchase any shares of common stock, except in connection with benefit plans in the ordinary course of business and certain other limited exceptions.
There have been no recent sales of unregistered securities.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None

Item 4.    RESERVED

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS

The exhibits listed on the accompanying Exhibit Index, located on page 64, are filed (or furnished, as applicable) as part of this report.  The Exhibit Index is incorporated herein by reference in response to this Item 6.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITNEY HOLDING CORPORATION
                       (Registrant)

By:  /s/ Thomas L. Callicutt, Jr.
       Thomas L. Callicutt, Jr.
       Senior Executive Vice President and
       Chief Financial Officer
       (in his capacities as a duly authorized
       officer of the registrant and as
       principal accounting officer)

 November 9, 2010
Date

EXHIBIT INDEX

Exhibit	Description

Exhibit 3.1	Copy of the Company’s Composite Charter (filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).
Exhibit 3.2	Copy of the Company’s Bylaws (filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on November 2, 2010 (Commission file number 0-1026) and incorporated by reference).
Exhibit 31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.