Form 10-K
period 2010-12-31
WHITNEY HOLDING CORP
filed 2011-03-01
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission file number 0-1026

WHITNEY HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Louisiana	72-6017893
(State of incorporation)	(I.R.S Employer Identification No.)

228 St. Charles Avenue	(504) 586-7272
New Orleans, Louisiana 70130	(Registrant’s telephone number)
(Address of principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, no par value	Nasdaq Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes     No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of December 31, 2010, the aggregate market value of the registrant’s common stock (all shares are voting shares) held by nonaffiliates was approximately $863 million (based on the closing price of the stock on June 30, 2010).

At February 25, 2011, 96,645,253 shares of the registrant’s no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain specifically identified parts of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, and other periodic reports filed by Whitney Holding Corporation (Whitney or the Company) with the SEC, may include “forward-looking statements” within the meaning of the “safe harbor” provided by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934.  These statements are intended to be covered by the safe harbor.  Forward-looking statements provide projections of results of operations or of financial condition or state other forward-looking information, such as expectations about future conditions and descriptions of plans and strategies for the future.  Forward-looking statements often contain words such as “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project” or other words of similar meaning.

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
•
fluctuations in the market price of Hancock Holding Company (Hancock) common stock and the related effect on the market value of the merger consideration that Whitney common shareholders will receive upon completion of the proposed merger with Hancock;

•
the possibility that the proposed merger with Hancock does not close when expected or at all because required regulatory, shareholder or other approvals and conditions to closing are not received or satisfied on a timely basis or at all;

•	diversion of Whitney’s management time on merger related issues;
•	further declines in the values of residential and commercial real estate, which may increase Whitney’s credit losses;
•	Whitney’s ability to effectively manage interest rate risk and other market risk, credit risk, operational risk, legal risk, liquidity risk, and regulatory and compliance risk;
•	changes in interest rates that affect the pricing of Whitney’s financial products, the demand for its financial services and the valuation of its financial assets and liabilities;
•	Whitney’s ability to manage fluctuations in the value of its assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support its business;
•
Whitney’s ability to manage disruptions in the credit and lending markets, including the impact on its business and on the businesses of its customers as well as other financial institutions with which Whitney has commercial relationships;

•	Whitney’s ability to comply with any requirements imposed on the Company and Whitney National Bank (the Bank) by their respective regulators, and the potential negative consequences that may result;
•	the occurrence of natural disasters or acts of war or terrorism that directly or indirectly affect the financial health of Whitney’s customer base;
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

See also Item 1A, “Risk Factors,” of Part I of this annual report on Form 10-K.

Item 1:  BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

Background

Whitney Holding Corporation (the Company or Whitney) is a Louisiana corporation registered under the Bank Holding Company Act of 1956, as amended (BHCA).  The Company began operations in 1962 as the parent of Whitney National Bank (the Bank).  The Bank is a national banking association headquartered in New Orleans, Louisiana, that has engaged in the general banking business in the greater New Orleans area continuously since 1883.  The Company has at times operated as a multi-bank holding company when it established or acquired new entities in connection with business acquisitions.  To achieve the synergies and efficiencies of operating as a single-bank holding company, the Company has merged all banking operations into the Bank.

Proposed Merger with Hancock Holding Company

On December 22, 2010, Whitney and Hancock Holding Company (Hancock) announced a strategic business combination in which Whitney will merge with and into Hancock.  The combined company, which will retain the Hancock name but utilize the Whitney name throughout Louisiana and Texas, will have approximately $20 billion in assets and will operate 305 branches across the Gulf South and one foreign branch office on Grand Cayman in the British West Indies.  If the merger is completed, holders of Whitney common stock will receive .418 of a share of Hancock common stock in exchange for each share of Whitney common stock held immediately prior to the merger, subject to the payment of cash in lieu of fractional shares.  Whitney will hold a special meeting of shareholders at which holders of Whitney common stock will be asked to vote to adopt and approve the merger agreement and certain other matters.  Adoption and approval of the merger agreement requires the affirmative vote of at least two-thirds of the voting power present at the meeting, assuming a quorum is present.  Consummation of the merger is contingent upon regulatory and both Whitney and Hancock shareholder approval and other closing conditions.

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

COMPETITION

        There is significant competition within the financial services industry in general as well as with respect to the particular financial services provided by the Company and the Bank.  Within its market, the Bank competes directly with major banking institutions of comparable or larger size and resources and with various other smaller banking organizations.  The Bank also has numerous local and national nonbank competitors, including savings and loan associations, credit unions, mortgage companies, personal and commercial finance companies, investment brokerage and financial advisory firms, and mutual fund companies.  Entities that deliver financial services and access to financial products and transactions exclusively through the Internet are another source of competition.  Technological advances have allowed the Bank and other financial institutions to provide electronic and Internet-based services that enhance the value of traditional financial products.  We believe that the proposed merger with Hancock will enhance the competitive position of the combined entity.

        The participants in the financial services industry are subject to varying degrees of regulation and governmental supervision.  The following section summarizes certain important aspects of the supervision and regulation of banks and bank holding companies.  Some of Whitney’s competitors that are neither banks nor bank holding companies may be subject to less regulation than the Company and the Bank, and this may give them a competitive advantage.  The system of laws and regulations affecting the financial services industry has been changing recently with the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and will likely continue to change as the government takes steps it believes will help prevent future crises in the financial system and strengthen the banking system’s capacity to weather any financial system disruptions that do occur.  The recent changes, as well as future changes, in the laws and regulations governing the financial industry could and likely will influence the competitive positions of the participants in this industry.  We cannot predict whether the changes will be favorable or unfavorable to the Company and the Bank.

SUPERVISION AND REGULATION

        The Company and the Bank are subject to comprehensive supervision and regulation that affect virtually all aspects of their operations.  This supervision and regulation is designed primarily to protect depositors and the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation (FDIC), and generally is not intended for the protection of the Company’s shareholders.  The following summarizes certain of the more important statutory and regulatory provisions.  Substantial changes to the regulatory framework applicable to Whitney and its subsidiaries were recently passed by the U.S. Congress, and the majority of the recent legislative changes will be implemented over time by various regulatory agencies.  For a discussion of such changes, please see “Recent Regulatory Developments” below.  The full effect of the changes in the applicable laws and regulations, as implemented by the regulatory agencies, cannot be fully predicted, but they may have a material effect on the business and financial results of Whitney and its subsidiaries and the combined entity in the event the merger with Hancock is consummated.

Recent Regulatory Developments

     The Dodd-Frank Act
        On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system that will be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council (Oversight Council), the Federal Reserve Board (Federal Reserve), the Office of the Comptroller of the Currency (OCC) and the FDIC.

        Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

        The following items provide a brief description of the relevant provisions of the Dodd-Frank Act and their potential impact on our operations and activities, both currently and prospectively.

        Creation of New Governmental Agencies.  The Dodd-Frank Act creates various new governmental agencies such as the Oversight Council and the Bureau of Consumer Financial Protection (CFPB), an independent agency housed within the Federal Reserve. The CFPB will have a broad mandate to issue regulations, examine compliance and take enforcement action under the federal financial consumer laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

        Limitation on Federal Preemption.  The Dodd-Frank Act significantly reduces the ability of national banks to rely upon federal preemption of state consumer financial laws. Although the OCC will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to us, with attendant potential significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

        Corporate Governance.  The Dodd-Frank Act addresses investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; and (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers.

        Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act (FDIA) also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. This may shift the burden of deposit insurance premiums toward those depository institutions that rely on funding sources other than U.S. deposits. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase our FDIC deposit insurance premiums. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

               Capital Standards.  Regulatory capital standards are expected to change as a result of the Dodd-Frank Act, and in particular as a result of the Collins Amendment.  The Collins Amendment requires that the appropriate federal banking agencies establish minimum leverage and risk-based capital requirements on a consolidated basis for insured depository institutions and their holding companies.  As a result, we and the Bank will be subject to the same capital requirements, and must include the same components in regulatory capital. One impact of the Collins Amendment is to prohibit bank and bank holding companies from including in their Tier 1 regulatory capital certain hybrid debt and equity securities issued on or after May 19, 2010.

Shareholder Say-On-Pay Votes.  The Dodd-Frank Act requires public companies to take shareholders' votes on proposals addressing compensation (known as say-on-pay), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on the compensation at least every three years and the opportunity to vote on frequency at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially.  The say-on-pay, say-on frequency and the say-on-parachute votes are explicitly nonbinding and cannot override a decision of our board of directors.

Mortgage Loan Origination and Risk Retention.  The Dodd-Frank Act contains additional regulatory requirements that may affect our mortgage origination and servicing operations, result in increased compliance costs and may impact revenue. For example, in addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to strongly encourage lenders to verify a borrower’s ability to repay. Most significantly, the new standards limit the total points and fees that we and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation issued August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and the practice of steering consumers to loans not in their interest when it will result in greater compensation for a loan originator. These standards will result in a myriad of new controls over processing systems and pricing and compensation policies and practices in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Imposition of Restrictions on Certain Activities.  The Dodd-Frank Act requires new regulations for the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin and reporting. Additionally, the Dodd-Frank Act requires that certain swaps and derivatives activities be “pushed out” of insured depository institutions and conducted in separately capitalized non-bank affiliates and generally prohibits banking entities from engaging in “proprietary trading” or investing in or sponsoring private equity and hedge funds, subject to limited exemptions.

Basel III
As a result of the Dodd-Frank Act’s Collins Amendment, Whitney and the Bank will formally be subject to the same regulatory capital requirements. The current risk-based capital guidelines that apply to Whitney are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord (Basel II) for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

                On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world (Basel III).  The agreement is supported by the U.S. federal banking agencies and the final text of the Basel III rules was released by the Basel Committee on Banking Supervision on December 16, 2010. While the timing and scope of any implementation of

Basel III by the U.S. remains uncertain, the following items provide a brief description of the relevant provisions of Basel III and their potential impact on our capital levels if applied to Whitney.

New Minimum Capital Requirements.  Subject to implementation by the U.S. federal banking agencies, Basel III would be expected to have the following effects on the minimum capital levels of banking institutions to which it applies when fully phased in on January 1, 2019:

•
Minimum Common Equity.  The minimum requirement for common equity, the highest form of loss absorbing capital, will be raised from the current 2.0% level, before the application of regulatory adjustments, to 4.5% after the application of stricter adjustments. This requirement will be phased in by January 1, 2015. As noted below, total common equity required will rise to 7.0% by January 1, 2019 (4.5% attributable to the minimum required common equity plus 2.5% attributable to the “capital conservation buffer” as discussed below).

•
Minimum Tier 1 Capital.  The minimum Tier 1 capital requirement, which includes common equity and other qualifying financial instruments based on stricter criteria, will increase from 4.0% to 6.0% also by January 1, 2015. Total Tier 1 capital will rise to 8.5% by January 1, 2019 (6.0% attributable to the minimum required Tier 1 capital ratio plus 2.5% attributable to the capital conservation buffer).

•	Minimum Total Capital. The minimum Total Capital (Tier 1 and Tier 2 capital) requirement will increase to 8.0% (10.5% by January 1, 2019, including the capital conservation buffer).

Capital Conservation Buffer.  An initial capital conservation buffer of 0.625% above the regulatory minimum common equity requirement will begin in January 2016 and will gradually be increased to 2.5% by January 1, 2019. The buffer will be added to common equity, after the application of deductions. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. It is expected that, while banks would be allowed to draw on the buffer during such periods of stress, the closer their regulatory capital ratios approach the minimum requirement, the greater the constraints that would be applied to earnings distributions.

Countercyclical Buffer.  Basel III expects regulators to require, as appropriate to national circumstances, a “countercyclical buffer” within a range of 0% to 2.5% of common equity or other fully loss absorbing capital. The purpose of the countercyclical buffer is to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth. For any given country, it is expected that this buffer would only be applied when there is excess credit growth that is resulting in a perceived system-wide build up of risk. The countercyclical buffer, when in effect, would be introduced as an extension of the conservation buffer range.

Regulatory Deductions from Common Equity.  The regulatory adjustments (i.e., deductions and prudential filters), including minority interests in financial institutions and deferred tax assets from timing differences, would be deducted in increasing percentages beginning January 1, 2014, and would be fully deducted from common equity by January 1, 2018. Certain instruments that no longer qualify as Tier 1 capital, such as trust preferred securities, also would be subject to phase-out over a 10-year period beginning January 1, 2013.

Non-Risk Based Leverage Ratios.  These capital requirements are supplemented by a non-risk-based leverage ratio that will serve as a backstop to the risk-based measures described above. In July 2010, the Governors and Heads of Supervision agreed to test a minimum Tier 1 leverage ratio of 3.0% during the parallel run period. Based on the results of the parallel run period, any final adjustments would be carried out in the first half of 2017 with a view to adopting the 3.0% leverage ratio on January 1, 2018, based on appropriate review and calibration.

               Adoption.  Basel III was endorsed at the meeting of the G-20 nations in November 2010 and the final text of the Basel III rules was subsequently agreed to by the Basel Committee on Banking Supervision on December 16, 2010. The agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013. At that time, the U.S. federal banking agencies, including the OCC, will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards. While the Basel III changes as implemented in the United States will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to us.

U.S. Treasury Capital Purchase Program
Pursuant to the U.S. Department of the Treasury’s (the Treasury) Capital Purchase Program (the CPP), on December 19, 2008, Whitney issued and sold 300,000 shares of Whitney’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (Series A Preferred Stock) and a warrant to purchase up to 2,631,579 shares of our common stock to the U.S. Treasury as part of the CPP (the Warrant).  This senior preferred stock bears quarterly dividends at an annual rate of five percent for the first five years and nine percent thereafter.  The Company may redeem the preferred stock from the Treasury at any time without penalty, subject to the Treasury’s consultation with the Company’s primary regulatory agency.  So long as the senior preferred stock is outstanding, certain restrictions are placed on Whitney’s ability to pay other dividends or repurchase stock.  In addition, CPP participants are subject to certain executive compensation limitations.  Further, under the Emergency Economic Stabilization Act of 2008 (EESA), as amended by the American Recovery and Reinvestment Act of 2009 (ARRA), Congress has the ability to impose “after-the-fact” terms and conditions on participants in the CPP.  As a participant in the CPP, Whitney may be subject to any such retroactive terms and conditions.  The Company cannot predict whether, or in what form, additional terms or conditions may be imposed or the extent to which the Company’s business may be affected.

Subject to the receipt of requisite regulatory approvals, Hancock intends to redeem or repurchase the Series A Preferred Stock and the Warrant held by the Treasury at the completion of the merger, although there can be no certainty or guarantee as to the timing or occurrence of such redemption or repurchase.  In the event Hancock does not repurchase or redeem the Series A Preferred Stock at or prior to the time of the merger, then the merger agreement with Hancock provides that each outstanding share of Series A Preferred Stock will be converted into the right to receive one share of Hancock preferred stock with substantially the same rights, powers and preferences as the Series A Preferred Stock. The Warrant will be converted into a warrant to purchase Hancock common stock, subject to appropriate adjustments to reflect the exchange ratio of .418.

Incentive Compensation
On June 25, 2010, the federal banking agencies jointly issued final guidance regarding sound incentive compensation policies (the Incentive Compensation Guidance) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. In addition, the Dodd-Frank Act contains prohibitions on incentive-based compensation arrangements, or any feature of such arrangements, that encourage inappropriate risk taking by financial institutions, are deemed to be excessive, or that may lead to material losses.  Also, under the Dodd-Frank Act, a covered financial institution must disclose to its appropriate federal regulator the structure of its incentive-based compensation arrangements sufficient to determine whether the structure provides excessive compensation, fees, or benefits or could lead to material financial loss to the institution. In February 2011, the federal banking agencies issued proposed interagency rules designed to implement the Dodd-Frank Act’s compensation restrictions in a manner consistent with existing compensation standards contained in the FDIA and with the principles outlined in the Incentive Compensation Guidance.

The scope and content of the U.S. banking regulators’ guidance on and rules governing executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such guidance and rules will adversely affect the ability of Whitney and its subsidiaries to hire, retain and motivate their key employees.

Supervisory Authorities

Whitney is a bank holding company, registered with and regulated by the Federal Reserve.  The Bank is a national bank and, as such, is subject to supervision, regulation and examination by the OCC as its chartering authority and secondarily by the FDIC as its deposit insurer.  Ongoing supervision is provided through regular examinations by the OCC and Federal Reserve and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations.  As a result, the scope of routine examinations of the Company and the Bank is rather extensive.  To facilitate supervision, the Company and the Bank are required to file periodic reports with the regulatory agencies, and much of this information is made available to the public by the agencies.

Capital

The Federal Reserve and the OCC require that the Company and the Bank meet certain minimum ratios of capital to assets in order to conduct their activities.  Two measures of regulatory capital are used in calculating these ratios – Tier 1 Capital and Total Capital.  Tier 1 Capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and disallowed deferred tax assets and certain other assets.  Total Capital generally consists of Tier 1 Capital plus a limited amount of the allowance for loan losses, preferred stock that does not qualify as Tier 1 Capital, certain types of subordinated debt and a limited amount of other items.

The Tier 1 Capital ratio and the Total Capital ratio are calculated against an asset total weighted for risk.  Certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting.  Others, such as commercial and consumer loans, often have a 100% risk weighting.  The asset total also includes amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit.  These potential assets are assigned to risk categories in the same manner as funded assets.  The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.  The leverage ratio also provides a measure of the adequacy of Tier 1 Capital, but assets are not risk-weighted for this calculation.  Assets deducted from regulatory capital, such as goodwill and other intangible assets and disallowed deferred tax assets, are also excluded from the asset base used to calculate capital ratios.

The minimum regulatory capital ratios for both the Company and the Bank are generally 8% for Total Capital, 4% for Tier 1 Capital and 4% for leverage.  To be eligible to be classified as “well-capitalized,” banks must generally maintain a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or more.  At December 31, 2010, both Whitney and the Bank had the required capital levels to qualify as well-capitalized for regulatory purposes.

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

                As a result of the current difficult operating environment and the Company’s recent operating losses, the Bank’s primary regulator required the Bank to implement plans to (i) maintain regulatory capital at a level sufficient to meet specific minimum regulatory capital ratios set by the regulator; (ii) make several improvements to the Bank’s oversight of its lending operations; and (iii) assess the adequacy of the Bank’s allowance for loan and lease losses and improve related policies and procedures.  The Bank’s specified minimum regulatory capital ratios are a leverage ratio of 8%, a Tier 1 Capital ratio of 9%, and a Total Capital ratio of 12%.  As of December 31, 2010, the Bank’s regulatory ratios exceeded all three of these minimum ratios with an 8.21% leverage ratio, a 10.37% Tier 1 Capital ratio, and a 13.33% Total Capital ratio.  In addition to meeting these capital requirements, we believe that the Bank has made progress in meeting its commitments, including (i) the adoption of amendments to various credit policies to provide for (a) the development of a written action plan for criticized assets of $1 million or greater and (b) the timely and accurate risk ratings of loans and timely placement of loans on nonaccrual; (ii) the establishment of training programs for lending officers to ensure completion of written action plans for criticized assets and accurate risk ratings of loans and the proper financial analysis of borrowers and guarantors; and (iii) completion of an assessment of and enhancement to the methodology for determining its allowance for loan losses.

Although the Bank has made significant progress over the last year and improved its overall credit programs, the Bank is currently not yet in compliance with its credit related commitments to its primary regulator.  During the fourth quarter of 2010, the Bank refined its plan to achieve full compliance with these commitments, by agreeing to implement further changes by specified dates that range from the end of 2010 through the first six months of 2011.  If our primary regulator concludes we have not achieved compliance with the credit related commitments, we could become subject to additional regulatory actions, including a public enforcement action, which could include a formal agreement or consent order.

Whitney’s primary regulator, the Federal Reserve, has also required us to take certain actions in addition to the foregoing, which include (i) obtaining regulatory approval prior to repurchasing common stock or incurring or guaranteeing additional debt or increasing our cash dividends, (ii) providing a plan to strengthen risk management reporting and practices and (iii) providing a capital plan to maintain a sufficient capital position and updating the plan quarterly with capital projections and stress tests.  Whitney believes it is in full compliance with several of its commitments to the Federal Reserve and is in partial compliance with our commitments to improve the Bank’s asset quality, enhance enterprise risk management and improve Whitney’s ability to serve as a source of strength to the Bank.  If the Federal Reserve concludes we are not continuing to make adequate progress in achieving full compliance with all of our commitments, we could become subject to additional regulatory actions, including public enforcement action, which could include a formal agreement or consent order.

                As previously noted, the regulatory capital framework will change in important respects as a result of the Dodd-Frank Act and Basel III.  It is widely anticipated that the capital requirements for most insured depository institutions will increase, although the nature and amounts of the increase have not yet been specified.

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

Failure to meet the capital guidelines also could subject a depository institution to capital raising requirements.  An undercapitalized bank must develop a capital restoration plan and its parent holding company must guarantee the bank’s compliance with the plan.  The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became undercapitalized or the amount needed to comply with the plan.  Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors.

              Within the “prompt corrective action” regulations, the federal banking agencies also have established procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.  Specifically, a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is deemed to be operating in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

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

Support of Subsidiary Banks by Holding Companies

                Under current Federal Reserve policy, Whitney is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank in circumstances where it might not do so absent such a policy.  In addition, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to depositors and certain other indebtedness of the subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority of payment.  Notably, the Dodd-Frank Act has codified the Federal Reserve’s “source of financial strength” policy, which is scheduled to become effective in 2011.  In addition to the foregoing standards, the Dodd-Frank Act’s source of financial strength provisions authorize the Federal Reserve to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its source of financial strength obligations and to enforce the company’s compliance with these obligations.

If Whitney were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by Whitney to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment.  Additionally, the FDIA provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution.  The Bank is an FDIC-insured depository institution and thus subject to these requirements.

Limitations on Acquisitions of Banks and Bank Holding Companies

As a general proposition, other companies seeking to acquire control of a bank such as the Bank or a bank holding company such as Whitney would require the approval of the Federal Reserve under the BHCA.  Hancock has made an application to the Federal Reserve in connection with its merger with Whitney.  In addition, individuals or groups of individuals seeking to acquire control of a bank or bank holding company would need to file a prior notice with the Federal Reserve (which the Federal Reserve may disapprove under certain circumstances) under the Change in Bank Control Act.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Control may exist under the Change in Bank Control Act if the individual or group of individuals acquires 10% or more of any class of voting securities of the bank or bank holding company.  A company may be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities of a bank or bank holding company.

Deposit Insurance

The Bank is a member of the FDIC, and its deposits are insured by the DIF of the FDIC up to the amount permitted by law.  The Bank is thus subject to FDIC deposit insurance premium assessments.  The FDIC uses a risk-based assessment system that currently assigns insured depository institutions to one of four risk categories based on three primary sources of information – supervisory risk ratings for all institutions, financial ratios for most institutions, including the Bank, and long-term debt issuer ratings for large institutions that have such ratings.  The current risk based assessment rates took effect April 1, 2009.  For insured depository institutions in the lowest risk category, the annual assessment rate ranges from 7 to 24 cents for every $100 of domestic deposits.  For institutions assigned to higher risk categories, the assessment rates range from 17 to 77.5 cents per $100 of domestic deposits.  These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.

The FDIC’s current assessment rates are intended to result in a DIF reserve ratio of at least 1.15%.  As part of an effort to remedy the decline in the ratio from recent bank failures, the FDIC, on September 30, 2009, collected a one-time special assessment of five basis points of an institution’s assets minus Tier 1 capital as of June 30, 2009.  Later in 2009, the FDIC ruled that nearly all FDIC-insured depositor-institutions must prepay their estimated DIF assessments for the next three years on December 31, 2009.  The ruling did not affect how the Bank determines and recognizes its expense for deposit insurance.

                The Bank elected to participate in the FDIC’s Transaction Account Guarantee Program (TAG Program) that provided for unlimited deposit insurance coverage for specified deposit categories.  The TAG Program began October 14, 2008 and ended December 31, 2010, although the Bank did not participate in the final six month extension.  The FDIC imposed a separate assessment for the unlimited insurance coverage under the TAG Program. Provisions in the Dodd-Frank Act permanently increased the deposit insurance limit from $100,000 to $250,000 and authorized unlimited coverage of noninterest-bearing demand deposits and certain other deposit products for a period of two years beginning in 2011.  Unlike the TAG Program, the FDIC will not charge a separate assessment for the unlimited deposit insurance coverage under the Dodd-Frank Act provision.

The FDIC issued a final rule in February 2011 that, among other provisions, redefines the deposit insurance assessment base as average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act, adopts a new assessment rate schedule and revises the risk-based assessment for all large insured depository institutions (IDIs), including eliminating risk categories and the use of long-term debt issuer ratings when calculating initial base assessment rates.  Large IDIs are generally those institutions with at least $10 billion in total assets, which would include the Bank.  These changes will become effective for the Bank’s assessment period covering the second quarter of 2011.  The FDIC will use a scorecard to assess a large IDI’s risk measures.  The total score will combine a performance score and a loss severity score.  The performance score incorporates measures of an IDI’s financial performance and its ability to withstand both asset-related and funding-related stress and is based in part on the IDI’s supervisory risk ratings.  The loss severity score quantifies the relative magnitude of potential losses to the FDIC in the event of a large IDI’s failure. The FDIC will have the ability to adjust a large IDI’s total score up or down based on significant risk factors that are not captured in the scorecard.  The initial annualized base insurance assessment rate for a large IDI will range from 5 to 35 basis points (basis points representing cents per $100 of the assessment base).  After certain adjustments, the actual assessment base will range from 2.5 to 45 basis points.  As noted earlier, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  In lieu of dividends, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15%, 2.0% and 2.5%.  The Company has not yet determined how the Bank’s deposit insurance assessments under this new regime compare with the current assessments and cannot currently estimate the impact on future expense levels.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO).  The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation.  The FICO assessment rate is adjusted quarterly and has ranged from 1.14 basis points in the first quarter of 2008 to 1.02 basis points for the first quarter of 2011. FICO assessments will continue until the debt matures in 2017 through 2019.

Other Statutes and Regulations
The Company and the Bank are subject to a myriad of other statutes and regulations affecting their activities.  Some of the more important include:

Bank Secrecy Act - Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function.  The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers.  Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by banks.  Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006.  Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications.  The regulatory authorities have imposed “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

               On February 19, 2010, Whitney announced that the Bank consented and agreed to the issuance of an order by the OCC addressing certain compliance matters relating to BSA and anti-money laundering items.  The Order requires the Bank, among other things: (i) to establish a compliance committee to monitor and coordinate compliance with the Order within 30 days and to provide a written report to the OCC; (ii) to engage a consultant to assist the Board of Directors in reviewing the Bank’s BSA compliance personnel within 90 days; (iii) to develop, implement and ensure adherence to a comprehensive written program of policies and procedures that provide for BSA compliance within 150 days; (iv) to develop and implement a written, institution-wide and on-going BSA risk assessment to accurately identify risks within 150 days; and (v) for the consultant engaged by the Board of Directors to conduct a review of account and transaction activity during the calendar year 2008 for accounts that typically pose a greater than normal BSA risk.  The written plan for this review was to be submitted within 90 days of the Order, and the review was to be concluded within 120 days of obtaining no supervisory objections to the written plan from the Assistant Deputy Comptroller of the OCC.  We have requested an extension of time for our consultant to complete and submit its report of the 2008 review.  The OCC agreed to the extension and we expect that our consultant will submit its report to the OCC by the deadline.  Any material failure to comply with the provisions of the Order could result in enforcement actions by the OCC.

The Bank continues to work cooperatively with its regulators and expects to address the items contained in the Order and other communications from the OCC.  The Order cannot be terminated until all BSA compliance program weaknesses are corrected and sustainability of that compliance is demonstrated to the satisfaction of the OCC.  See "Risk Factors."

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

The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The ability of the Federal Reserve Board to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including with respect to the requirement for the OCC, FDIC and Federal Reserve Board to coordinate with one another.

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

Dividends.  Whitney’s principal source of cash flow, including cash flow to pay dividends to its shareholders, has been the dividends that it receives from the Bank.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.  The Bank needs prior regulatory approval to pay the Company a dividend that exceeds the Bank’s current net income and retained net income from the two previous years.  The Bank may not pay any dividend that would cause it to become undercapitalized or if it already is undercapitalized.  The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice.  Moreover, regulatory policy statements by the OCC and the Federal Reserve provide that generally bank holding companies and insured banks should only pay dividends out of current operating earnings.  Whitney must currently obtain regulatory approval before increasing the common dividend rate above the current quarterly level of $.01 per share and must provide notice to its primary regulator in advance of declaring dividends on either its common or preferred stock.

In addition to these regulatory requirements and restrictions, Whitney’s ability to pay dividends is also limited by its participation in the CPP.  Prior to December 19, 2011, unless Whitney has redeemed the preferred stock issued to the Treasury in the CPP or the Treasury has transferred the preferred stock to a third party, Whitney cannot increase its quarterly dividend above $.31 per share of common stock.  Furthermore, if Whitney is not current in the payment of quarterly dividends on the Series A preferred stock, it cannot pay dividends on its common stock.  The ability of the Bank and Whitney to pay dividends, and the contents of their respective dividend policies, also could be impacted by a range of changes imposed by the Dodd-Frank Act, many of which will require implementing rules to become effective.

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

               Consumer Regulation. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers.  These laws and regulations include provisions that:
•	limit the interest and other charges collected or contracted for by the Bank, including new rules regarding the terms of credit cards and debit card overdrafts;
•	govern the Bank’s disclosures of credit terms to consumer borrowers;
•	require the Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the communities it serves;
•	prohibit the Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit; and
•	govern the manner in which the Bank may collect consumer debts.

New rules on credit card interest rates, fees, and other terms took effect on February 22, 2010, as directed by the Credit Card Accountability, Responsibility and Disclosure (CARD) Act. Among the new requirements are (1) 45-days advance notice to a cardholder before the interest rate on a card may be increased, subject to certain exceptions; (2) a ban on interest rate increases in the first year; (3) an opt-in for over-the-limit charges; (4) caps on high fee cards; (5) greater limits on the issuance of cards to persons below the age of 21; (6) new rules on monthly statements and payment due dates and the crediting of payments; and (7) the application of new rates only to new charges and of payments to higher rate charges.

New rules regarding overdraft charges for debit card and automatic teller machine, or ATM, transactions took effect on July 1, 2010. These rules eliminated automatic overdraft protection arrangements now in common use and required banks to notify and obtain the consent of customers before enrolling them in an overdraft protection plan. For existing debit card and ATM card holders, the current automatic programs expired on August 15, 2010. The notice and consent process is a requirement for all new cards issued on or after July 1, 2010. The new rules do not apply to overdraft protection on checks or to automatic bill payments.

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
•
govern automatic deposits to and withdrawals from deposit accounts with the Bank and the rights and liabilities of customers who use automated teller machines and other electronic banking services.  As described above, beginning in July 2010, new rules took effect that limited the Bank’s ability to charge fees for the payment of overdrafts for everyday debit and ATM card transactions.

As noted above, the Bank will likely face a significant increase in its consumer compliance regulatory burden as a result of the combination of the newly-established CFPB and the significant roll back of federal preemption of state laws in this area.

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

EMPLOYEES

At the end of 2010, the Company and the Bank had a total of 2,730 employees, or 2,672 employees on a full-time equivalent basis.  Whitney affords its employees a variety of competitive benefit programs including retirement plans and group health, life and other insurance programs.  The Company also supports training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.

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

John C. Hope, III, 62
Chairman of the Board and Chief Executive Officer of the Company and the Bank since 2008, President and Chief Operating Officer of the Company and the Bank from 2007 to 2008, Executive Vice President of the Company from 1994 to 2007 and of the Bank from 1998 to 2007

John M. Turner, Jr., 49	President of the Company and the Bank since 2008, Executive Vice President of the Company and the Bank from 2005 to 2008, Senior Vice President of the Bank from 1994 to 2005

Robert C. Baird, Jr., 60	Senior Executive Vice President of the Company and the Bank since 2009, Executive Vice President of the Company and the Bank from 1995 to 2009 – Banking Services

Thomas L. Callicutt, Jr., 63
Senior Executive Vice President of the Company and the Bank since 2009, Chief Financial Officer of the Company and the Bank since 1999, Executive Vice President of the Company and the Bank from 1999 to 2009, and Treasurer of the Company since 2001

Joseph S. Exnicios, 55
Senior Executive Vice President and Chief Risk Officer of the Company and the Bank since 2009, Executive Vice President of the Company and the Bank from 2004 to 2009, Senior Vice President of the Bank from 1994 to 2004

Elizabeth L. Cowell, 52
Executive Vice President of the Company and the Bank since 2009 – Retail & Business Banking;
Senior Vice President and Director of De Novo Execution – Retail & Small Business Bank from 2007 to 2009, Director – Sales & Service Execution from 2006 to 2007, Director – Deposit & Access Services from 1999 to 2006, Wachovia Corporation

Francisco DeArmas, 50
Executive Vice President of the Company and the Bank since 2007 – Operations & Technology;
Chief Administrative Officer – Global Applications and Architecture from 2003 to 2007, General Motors Acceptance Corporation

C. Mark Duthu, 55
Executive Vice President of the Company and the Bank since 2008 – Trust & Wealth Management;
Regional Managing Director – Trust Division of Wachovia Bank from 2005 to 2006; Executive Vice President – Trust Division of SouthTrust Bank from 1998 to 2005

David P Frady, 47
Executive Vice President of the Company and the Bank since 2010 – Commercial Lines of Business, Senior Vice President and Division Executive – Commercial Lines of Business of the Bank from 2009 to 2010; Executive Vice President – Treasury Management and Merchant Services from 2007 to 2009, Executive Vice President – Commercial Products and Services from 2005 to 2007, Capital One Bank.

Joseph S. Schwertz, Jr., 54	Executive Vice President of the Company and the Bank since 2009, Corporate Secretary of the Company and the Bank since 1993, Senior Vice President of the Bank from 1994 to 2009 – General Counsel

Suzanne C. Thomas, 55
Executive Vice President and Chief Credit Officer of the Company and the Bank since 2010, Senior Vice President and Director of Credit Administration of the Bank from 2009 to 2010; Senior Vice President of the Bank from 2001 to 2009 – Credit Administration

Item 1A:  RISK FACTORS

Making or continuing an investment in securities issued by Whitney, including our common stock, involves certain risks that you should carefully consider.  Whitney must recognize and attempt to manage these risks as it implements its strategies to successfully compete with other companies in the financial services industry.  Some of the more important risks common to the industry and Whitney are:

•	credit risk, which is the risk that borrowers will be unable to meet their contractual obligations, leading to loan losses and reduced interest income;

•	market risk, which is the risk that changes in market rates and prices will adversely affect the results of operations or financial condition;

•	liquidity risk, which is the risk that funds will not be available at a reasonable cost to meet operating and strategic needs;

•	compliance risk, which is the risk of failure to comply with requirements imposed by regulators;

•	reputation risk, which is the risk that negative perceptions of a business will adversely affect operations and financial performance;

•	strategic risk, which is the risk that strategic goals, business strategies developed and resources deployed to achieve those goals will negatively impact earnings and capital; and

•	operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events, such as natural disasters.

              Although Whitney generally is not significantly more susceptible to adverse effects from these or other common risk factors than other industry participants, there are certain aspects of Whitney’s business model that may expose it to somewhat higher levels of risk.  In addition to the other information contained in or incorporated by reference into this annual report on Form 10-K, these risk factors should be considered carefully in evaluating Whitney's overall risk profile.  Additional risks not presently known, or that Whitney currently deems immaterial, may also adversely affect Whitney’s business, financial condition, results of operations or cash flows.

The continued sluggish economic recovery, both nationally and in our markets, could have an adverse effect on Whitney’s financial condition, results of operations and cash flows.

The economic environment, which showed some initial signs of improvement in early 2010, has since demonstrated that the economic recovery may be slow and protracted due mainly to persistently high unemployment, low though improving consumer confidence and a soft housing market.  An extended period of slow recovery in the broader economy and, specifically, in our coastal markets after the recent deep recession could adversely affect the financial capacity of businesses and individuals in Whitney’s market area.  These conditions could, among other consequences, increase the credit risk inherent in the current loan portfolio, restrain new loan demand from creditworthy borrowers, prompt Whitney to tighten its underwriting criteria, and reduce the liquidity in Whitney’s customer base and the level of deposits that they maintain. These economic conditions could also delay the correction of the imbalance of supply and demand for real estate in certain of our markets.  Legislative and regulatory actions taken in response to these conditions could impose additional restrictions and requirements on Whitney and others in the financial industry.

The impact of a continued slow economic recovery on Whitney’s financial results could include continued high levels of classified and criticized credits, provisions for credit losses and elevated expenses associated with loan collection efforts, difficulties in disposing of  nonperforming assets, the possible impairment of certain intangible or deferred tax assets, the need to replace core deposits with higher-cost sources of funds, and an inability to produce loan growth or overall growth in earning assets. Noninterest income from sources that are dependent on financial transactions and market valuations could also be reduced.  These factors could have an adverse effect on Whitney’s financial condition, results of operations and cash flows.

Whitney’s business is highly regulated.  Our compliance with existing and proposed banking legislation and regulation, including our compliance with regulatory and supervisory actions, could adversely limit or restrict our activities and adversely affect our business, operating flexibility and financial condition.

As a result of the current difficult operating environment and the Company’s recent operating losses, the Bank’s primary regulator in  2009 required the Bank to implement plans to (i) maintain regulatory capital at a level sufficient to meet specific minimum regulatory capital ratios set by the regulator; (ii) make several improvements to the Bank’s oversight of its lending operations; and (iii) assess the adequacy of the Bank’s allowance for loan and lease losses and improve related policies and procedures.  The Bank’s specified minimum regulatory capital ratios are a leverage ratio of 8%, a Tier 1 Capital ratio of 9%, and a Total Capital ratio of 12%.  As of December 31, 2010, the Bank’s regulatory ratios exceeded all three of these minimum ratios with an 8.21% leverage ratio, a 10.37% Tier 1 Capital ratio, and a 13.33% Total Capital ratio.  In addition to meeting these capital requirements, we believe that the Bank has made progress in meeting its other commitments, including (i) the adoption of amendments to various credit policies to provide for (a) the development of a written action plan for criticized assets of $1 million or greater and (b) the timely and accurate risk ratings of loans and timely placement of loans on nonaccrual; (ii) the establishment of training programs for lending officers to ensure completion of written action plans for criticized assets and accurate risk ratings of loans and the proper financial analysis of borrowers and guarantors; and (iii) completion of an assessment of and enhancement to the methodology for determining its allowance for loan losses.

The Company’s primary regulator has also required us to take certain actions in addition to the foregoing, which include (i) obtaining regulatory approval prior to repurchasing our common stock, incurring or guaranteeing additional debt or increasing our cash dividends, (ii) providing a plan to strengthen risk management reporting and practices and (iii) providing a capital plan to maintain a sufficient capital position and updating the plan quarterly with capital projections and stress tests.

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

On February 19, 2010, Whitney announced that the Bank consented and agreed to the issuance of an order by the OCC addressing certain compliance matters relating to BSA and anti-money laundering items.  The Order requires the Bank, among other things: (i) to establish a compliance committee to monitor and coordinate compliance with the Order within 30 days and to provide a written report to the OCC; (ii) to engage a consultant to assist the Board of Directors in reviewing the Bank’s BSA compliance personnel within 90 days; (iii) to develop, implement and ensure adherence to a comprehensive written program of policies and procedures that provide for BSA compliance within 150 days; (iv) to develop and implement a written, institution-wide and on-going BSA risk assessment to accurately identify risks within 150 days; and (v) for the consultant engaged by the Board of Directors to conduct a review of account and transaction activity during the calendar year 2008 for accounts that typically pose a greater than normal BSA risk.  The written plan for this review was to be submitted within 90 days of the Order, and the review was to be concluded within 120 days of obtaining no supervisory objections to the written plan from the Assistant Deputy Comptroller of the OCC.  We have requested an extension of time for our consultant to complete and submit its report of the 2008 review.  The OCC agreed to the extension and we expect that our consultant will submit its report to the OCC by the deadline.

                Any material failure to comply with the provisions of the Order or other OCC communications could result in further enforcement actions by the OCC.  Although the Bank completed the first four items listed above within the timeframe of the Order, a significant component of an effective BSA/AML program is a fully automated suspicious activity account monitoring system.  Given the size and complexity of the Bank, coupled with the high volumes of wire transfer activity, the Bank's current BSA/AML transaction monitoring software system will require significant enhancements and may warrant the Bank converting to a more robust and sophisticated BSA/AML transaction monitoring software system.  Management has engaged experienced independed consultants to review the potential for successful upgrades to our current software system and to assist in the selection of a more appropriate system, if warranted.  Whiney will need a fully functioning automated BSA transaction monitoring software application to satisfy our regulator prior to termination of the Order.

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

Our regulators periodically conduct examinations of Whitney’s business and have authority to issue formal enforcement actions as a result of their review of our operations.  Whitney’s failure to comply with any supervisory actions to which it is or becomes subject to as a result of such examinations may adversely affect our operations and financial condition.

The Federal Reserve and the OCC periodically conduct examinations of Whitney’s business, including for compliance with laws and regulations.  If, as a result of an examination or otherwise, the Federal Reserve and/or the OCC were to determine that the financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of any of Whitney’s operations had become unsatisfactory, or that Whitney or its management were in violation of any law, regulation or guideline in effect from time to time, the regulators could take a number of different remedial actions as they deem appropriate.  Applicable law prohibits disclosure of specific examination findings, but formal enforcement actions are routinely disclosed by the regulatory authorities.  These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to impose limits on activities such as lending, deposit taking, acquisitions, branching or other growth, to change the composition of Whitney’s concentrations in portfolio or balance sheet assets, to assess civil monetary penalties against the officers or directors or to remove officers and directors.  Failure to adhere to the requirements of any action, once issued, can result in more severe penalties.  Generally, these enforcement actions can be lifted only after a subsequent examination substantiates complete correction of the underlying issues.

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

                The Dodd-Frank Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on the Company and on the financial services industry as a whole will be clarified as those regulations are issued.  The Dodd-Frank Act addresses a number of issues including capital requirements, compliance and risk management, debit card overdraft fees, healthcare, incentive compensation, expanded disclosures and corporate governance.  The Act establishes a new, independent Bureau of Consumer Financial Protection (CFPB) which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards.  States will be permitted to adopt stricter consumer protection laws and can enforce consumer protection rules issued by the Bureau.

The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, including increasing the costs associated with our regulatory examinations and compliance measures.  The changes resulting from the Dodd-Frank Act, as well as the resulting regulations promulgated by federal agencies, may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to comply with new laws and regulations.  For additional information regarding the Dodd-Frank Act, see “Item 1. Business - Supervision and Regulation.”

The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules for non-Basel U.S. banks is uncertain.

               On December 16, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted the final text of an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III.  The agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013.  When implemented by U.S. banking authorities, which have expressed support for the new capital standards, we expect Basel III will, when implemented, increase the minimum capital requirements of all banking institutions. For a more detailed description of Basel III, see “Item 1. Business - Supervision and Regulation.”

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

                Since the third quarter of 2007, the residential construction and commercial real estate markets have experienced a variety of difficulties and changed economic conditions.  In particular, conditions in Whitney’s Florida and Alabama residential-related real estate markets led to declines in credit quality since the end of 2007.  More recently, we have seen some deterioration in our commercial real estate loan portfolio across all of our markets, particularly in Texas.  Commercial real estate loans, which include residential-related construction and land development loans, comprised $2.1 billion or 29% of Whitney’s loan portfolio as of December 31, 2010.  The continued deterioration in market conditions could lead to additional loss provisions with respect to our real estate loan portfolios and the valuation of real estate we have obtained through foreclosure as well as to further additions to nonperforming real estate loans.  A sustained weak economy could also result in higher levels of nonperforming loans in other categories, such as commercial and industrial loans, which may result in additional losses.  Management continually monitors market conditions and economic factors throughout our footprint for indications of change in other markets.  If these economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses.  Any further increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

Additional losses may result in a valuation allowance to deferred tax assets.

As of December 31, 2010, Whitney had approximately $150 million in net deferred tax assets.  Applicable banking regulations limit the inclusion of these deferred tax assets when calculating Whitney’s Tier 1 capital to the extent these assets could be realized based on the ability to offset any taxable income during the two previous years as well as future projected earnings within one year.  Based on these limitations, Whitney currently excludes the majority of the deferred tax assets for the calculation of Tier 1 capital.  Unless we anticipate generating sufficient taxable income in the future, we may be unable to include future increases in deferred tax assets in our Tier 1 capital which could significantly reduce our regulatory capital ratios.

Additionally, our deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized for financial statement purposes.  In making such judgments, significant weight is given to evidence that can be objectively verified.  As of December 31, 2010, Whitney had incurred a three-year cumulative taxable loss and had net operating loss and tax credit carry forwards.  This is considered significant negative evidence when assessing the realizability of a deferred tax asset.  Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on the Company’s strong historical taxable income and current forecasts for taxable income for the periods through which losses may be carried forward that are sufficient to realize the net deferred tax asset.  The amount of future taxable income required to support the deferred tax asset in the carry forward period, which is currently 20 years, is approximately $515 million.  If operating losses continue in future periods, the deferred tax asset will increase.  If Whitney is unable to generate, or is unable to demonstrate that it can generate, sufficient taxable income in the near future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance against its deferred tax assets with a corresponding increase to income tax expense.

Whitney’s ability to utilize its deferred tax assets to offset future taxable income may be significantly limited if Whitney experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code).  In general, an ownership change will occur if there is a cumulative change in Whitney’s ownership by “5% shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period.

Further reductions in the Company’s or the Bank’s credit ratings could reduce access to funding sources in the credit and capital markets and increase funding costs.

Numerous rating agencies regularly evaluate our creditworthiness and assign credit ratings to the debt of the Company and the Bank.  The agencies’ ratings are based on a number of factors, some of which are not within our control. In addition to factors specific to the financial strength and performance of the Company and the Bank, the rating agencies also consider conditions affecting the financial services industry generally.  During 2009, several rating agencies downgraded select ratings for both the Company and the Bank, which was also the case for a number of other financial services industry entities.  On July 29, 2010, Standard & Poor’s issued a downgrade of both the Company’s and the Bank’s counterparty credit to below investment grade and placed us on negative outlook for further downgrades.  Later in 2010, two other rating agencies announced that they had placed certain ratings for both the Company and the Bank under review for possible downgrades.  Following the announcement of the proposed merger with Hancock, three agencies reported that they were reviewing both the Company’s and the Bank’s ratings for possible upgrade, although they indicated that this positive rating outlook was contingent on the completion of the merger.

In light of the difficulties confronting the financial services industry generally, and the Company and the Bank specifically, including, among others, the continued stress on residential and commercial real estate markets, the Company and the Bank could receive further downgrades.  Further rating reductions by one or more rating agencies could adversely affect our access to funding sources and the cost and other terms of obtaining funding.

Whitney has credit exposure in the oil and gas industry.

At December 31, 2010, the Bank had approximately $712 million in loans to borrowers in the oil and gas industry, representing approximately 10% of its total loans outstanding as of that date.  The majority of the Bank’s customer base in this industry provides transportation and other services and products to support exploration and production activities.  If there is a significant downturn in the oil and gas industry generally, the cash flows of Whitney’s customers’ in this industry would be adversely impacted.  This in turn could impair their ability to service their debt to the Bank with adverse consequences to the Company’s earnings.

In late April 2010, the explosion and collapse of the BP Deepwater Horizon drilling rig in the Gulf of Mexico off the coast of Louisiana caused a major oil leak that has now been fully contained.  The U.S. Government initially imposed a moratorium on deepwater rigs and has issued certain new safety regulations for all offshore drilling operations.  The U.S. Congress is considering legislation that could impact the operations of offshore drillers.  The moratorium was officially lifted on October 12, 2010, and industry participants are taking steps to comply with the new regulations.  Whitney management and bankers continue to review credits and talk to both customers and industry experts to determine the potential impact of the spill and the regulatory and legislative responses on the Company’s oil and gas loan portfolio.  As of December 31, 2010, no oil and gas credit relationships had been adversely classified as a result of the oil spill; nevertheless, legislative or regulatory actions that limit new or existing offshore exploration and production activities on a prolonged basis or substantially impact the cost of offshore drilling operations could negatively impact our customers in the oil and gas industry and the general economy of Whitney’s market area.

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

Goodwill is assessed for impairment both annually and when events or circumstances occur that make it more likely than not that impairment has occurred.  The impairment test compares the estimated fair value of a reporting unit with its net book value.  No impairment was indicated when the annual test was performed on September 30, 2010.  Given the economic environment and potential for volatility in the fair value estimate, management has been updating the impairment test for goodwill quarterly throughout 2009 and 2010.  No indication of goodwill impairment was identified in these interim tests; however, it is possible that a noncash goodwill impairment charge may be required in the future.  Such a charge could result in a material reduction in earnings in the period in which goodwill is determined to be impaired, but an impairment charge would not have an effect on tangible common equity or regulatory capital.

Whitney’s ability to pay dividends is subject to certain regulatory considerations.

Whitney must currently obtain regulatory approval before increasing the common dividend rate above the current quarterly level of $.01 per share and must provide prior notice to its primary regulator in advance of declaring dividends on either its common on preferred stock.  Regulatory policy statements provide that generally bank holding companies should only pay dividends out of current operating earnings and the level of dividends, if any, must be consistent with current and expected capital requirements.  There are also various regulatory restrictions on the ability of the Bank to pay dividends to the Company.  Dividends received from the Bank have traditionally been Whitney’s principal source of cash flow.  Because of recent losses, the Bank currently has no capacity to declare dividends to the Company without prior regulatory approval.  For additional information regarding the regulatory restrictions applicable to the Company and Bank, see “Supervision and Regulation” under Item 1.

Whitney’s continued participation in the Capital Purchase Program may adversely affect our ability to retain customers, attract investors, compete for new business opportunities and retain high performing employees.

Several financial institutions which participated in the CPP received approval from the Treasury to exit the program during 2009 and 2010.  These institutions have, or are in the process of, repurchasing the preferred stock and repurchasing or auctioning the warrant issued to the Treasury as part of the CPP.   Whitney has not yet requested approval to repurchase the preferred stock and warrant from the Treasury.  In order to repurchase one or both securities, in whole or in part, we must establish that we have satisfied all of the conditions to repurchase, and there can be no assurance that we will be able to repurchase these securities from the Treasury.  Subject to the receipt of requisite regulatory approvals, Hancock intends to redeem or repurchase the Series A Preferred Stock and the Warrant held by Treasury at the completion of the merger, although there can be no certainty or guarantee as to the timing or occurrence of such redemption or repurchase.

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

Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect financial results.

In general, the amount, type and cost of funding, including from other financial institutions, the capital markets and deposits, directly impacts our costs in operating our business and growing our assets and therefore, can positively or negatively affect our financial results.  A number of factors could make funding more difficult, more expensive or possibly unavailable on any terms.  These factors include, but are not limited to, further reductions in our credit ratings, financial results and losses, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, regulatory actions, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions.  Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources than we do.  In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase.

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

Our financial condition and outlook is highly dependent upon perceptions of our business practices and reputation.  Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged.  Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, the announced merger with Hancock, disclosure, existing or future litigation, sharing or inadequate protection of customer information and from actions taken by government regulators, community organizations or others in response to that conduct.  Damage to our reputation could give rise to legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to regulatory enforcement actions, fines and penalties and cause us to incur related costs and expenses.

Pending litigation against Whitney and the current members of Whitney’s Board of Directors could result in an injunction preventing completion of the merger with Hancock or the payment of damages in the event the merger is completed.

On January 7, 2011, a putative shareholder class action lawsuit, De LaPouyade v. Whitney Holding Corporation, et al., Case No. 11-189, was filed in the Civil District Court for the Parish of Orleans of the State of Louisiana against Whitney and members of Whitney’s board of directors asserting that the directors breached their fiduciary duties and/or violated Louisiana state law and that Whitney aided and abetted those alleged breaches of fiduciary duty.  Among other relief, the plaintiff seeks to enjoin the merger.  On February 17, 2011, a complaint in intervention was filed by the Louisiana Municipal Police Employees Retirement System (“MPERS”) in the De LaPouyade case.  The MPERS complaint is substantially identical to and seeks to join in the De LaPouyade complaint.

On February 7, 2011, another putative shareholder class action lawsuit, Realistic Partners v. Whitney Holding Corporation, et al., Case No. 2:11-cv-00256, was filed in the United States District Court for the Eastern District of Louisiana against Whitney, members of Whitney’s board of directors, and Hancock asserting violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty under Louisiana state law, and aiding and abetting breach of fiduciary duty.  Among other relief, the plaintiff seeks to enjoin the merger.  On February 24, 2011, the plaintiff moved for class certification.

One of the conditions to the closing of the merger is that no judgment, decree, injunction or other order by any court of competent jurisdiction is in effect that prohibits the completion of the merger.  If the plaintiff is successful in obtaining an injunction prohibiting the defendants from completing the merger, then such injunction may prevent the merger from becoming effective, or from becoming effective within the expected time frame.  If completion of the merger is prevented or delayed, it could result in substantial costs to Whitney.  In addition, Whitney could incur costs associated with the indemnification of Whitney’s directors and officers.

We rely on our systems and employees, and any errors or fraud could materially adversely affect our operations.

Whitney is exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and recordkeeping errors, and computer/telecommunications systems malfunctions.  The Bank’s business is dependent on its ability to process a large number of increasingly complex transactions.  We have committed to make significant investments of time and resources into changing and improving our core systems and processes.  We refer to this program internally as our Project Genesis program.  If the operations of, or any of the changes to, our financial, accounting, or other data processing systems, including our Project Genesis program, fail or have other significant shortcomings, we could be materially adversely affected.  We have also made significant investments in BSA compliance technologies.  If we are unable to successfully implement these technologies, we could be subject to additional expenses and regulatory actions.

We are similarly dependent on our employees.  We could be materially adversely affected if one of our employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems.  Third parties with which we do business also could be sources of operational risk to us due to breakdowns or failures of such parties’ own systems or employees.  Any of these occurrences could diminish our ability to operate our business or cause potential liability to customers, reputation damage and regulatory intervention, which could materially adversely affect us.

After announcing our pending merger with Hancock, we elected to place a pause on any further activity associated with completing the systems conversions and process changes contemplated by Project Genesis.  When we implemented this pause, we terminated contract workers and returned Whitney employees dedicated to Project Genesis to their home business units.  This pause will permit Hancock to evaluate Project Genesis and its new software applications. Hancock’s banking subsidiaries use the same core bank software system that the Bank currently uses.  The Project Genesis pause has created additional operational risk, particularly if the merger with Hancock is not completed, because we would have to either re-start Project Genesis (and reassemble and rehire team members), remain in our current pre-Project Genesis technology environment, or investigate other alternatives.

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

In the event Hancock does not redeem the Series A Preferred Stock at closing, the merger agreement with Hancock provides that each outstanding share of Series A Preferred Stock will be converted into the right to receive one share of Hancock preferred stock with substantially the same rights, powers and preferences as the Series A Preferred Stock. The Warrant will be converted into a warrant to purchase Hancock common stock, subject to appropriate adjustments to reflect the exchange ratio of .418.

There can be no assurance when the Series A preferred stock can be redeemed and the Warrant can be repurchased.

Subject to consultation with the Company’s banking regulators, Whitney intends to repurchase the Series A preferred stock and the Warrant issued to the Treasury when we believe the credit metrics in our loan portfolio have improved for the long-term and the overall economy has rebounded.  However, there can be no assurance when the

Series A preferred stock and the Warrant can be repurchased, if at all.  Until such time as the Series A preferred stock and the Warrant are repurchased, we will remain subject to the terms and conditions of those instruments, which, among other things, require Whitney to obtain regulatory approval to repurchase or redeem common stock or our other preferred stock or increase the dividends on the Company’s common stock over $.31 per share, except in limited circumstances.  Further, Whitney’s continued participation in the CPP subjects us to increased regulatory and legislative oversight, including with respect to executive compensation.  These current and any future oversight and legal requirements and implementing standards under the CPP may have unforeseen or unintended adverse effects on the financial services industry as a whole, and particularly on CPP participants such as Whitney.

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

 Most of Whitney’s market area lies within the coastal region of the five states bordering the Gulf of Mexico. This is a region that is susceptible to hurricanes and tropical storms.  The two strong hurricanes that struck in 2005 had a major impact on the greater New Orleans area, southwest Louisiana and the Mississippi coast, with lesser impacts on coastal Alabama and the western panhandle of Florida.  Within its broader market area, the greater New Orleans area is home to branches and relationship officers that service approximately 40% of the Bank’s total loans and 50% of total deposits at December 31, 2010.  The 2005 storms caused widespread property damage, required temporary or permanent relocations of a large number of residents and business operations, and severely disrupted normal economic activity in the impacted areas.  Although the Bank was able to operate successfully in the aftermath of these storms, management carefully studied its risk posture and has taken a number of steps to reduce the Bank’s exposure to future natural disasters and make its disaster recovery plans and operating arrangements more resilient.  Details of the storms’ impact on Whitney, both operationally and with respect to credit risk and liquidity, has been chronicled in Item 7 of the Company’s annual reports on Form 10-K for 2007, 2006 and 2005.

Whitney cannot predict the extent to which future storms may impact its exposure to credit risk, operational risk or liquidity risk.

Risk Factors Related to Pending Merger with Hancock

Whitney cannot be sure of the market value of the merger consideration that Whitney shareholders will receive as a result of the announced merger with Hancock.

Upon completion of the merger, each share of Whitney common stock will be converted into merger consideration consisting of .418 of a share of Hancock common stock.  The market value of the merger consideration will vary from the closing price of Hancock common stock on the date we announced the merger, on the date that the proxy statement/prospectus was mailed to Whitney shareholders, on the date of the special meeting of the Whitney shareholders and on the date we complete the merger and thereafter. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond our control.

Any change in the market price of Hancock common stock prior to completion of the merger will affect the market value of the merger consideration that Whitney shareholders will receive upon completion of the merger, and there will be no adjustment to the merger consideration for changes in the market price of either shares of Hancock common stock or shares of Whitney common stock.

We may fail to realize all of the anticipated benefits of the merger.

The success of the merger will depend, in part, on the resulting institution’s ability to realize the anticipated benefits and cost savings from combining the businesses of Hancock and Whitney. However, to realize these anticipated benefits and cost savings, the businesses of Hancock and Whitney must be successfully combined. The anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

Whitney has operated and, until the completion of the merger, will continue to operate, independently.  It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger.  Each of Whitney’s executive officers, and most of Whitney’s senior management, has an employment contract that provides severance benefits in the event of a “qualified termination” in connection with a change in control. The integration process could result in “qualified terminations,” which could trigger severance payments that could result in significant expense and in the loss of experienced officers. Integration efforts between the two companies will also divert management attention and resources and could result in deposit attrition or other adverse operational results. These integration matters could have an adverse effect on Whitney during the pre-merger transition period and on the combined company following the merger.

The merger is subject to the receipt of consents and approvals from government entities that may impose conditions that could have an adverse effect on the combined company following the merger.

Before the merger may be completed, various approvals or consents must be obtained from the Federal Reserve Board, the FDIC, and various domestic and foreign banking, securities, antitrust, and other regulatory authorities. These government entities may impose conditions on the completion of the merger or require changes to the terms of the merger.  Such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger.

If the merger is not completed, Whitney will have incurred substantial expenses without realizing the expected benefits of the merger.

Whitney has incurred substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, Whitney would have to recognize these expenses without realizing the expected benefits of the merger.

The merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the market price of Whitney common stock to decline.

The merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approvals of the Hancock and Whitney shareholders. If any condition to the merger is not satisfied or waived, to the extent permitted by law, the merger will not be completed. In addition, Hancock and Whitney may terminate the merger agreement under certain circumstances even if the merger is approved by Whitney and Hancock shareholders, including but not limited to if the merger has not been completed on or before September 30, 2011 or if a tender or exchange offer for 20% or more of the outstanding shares of either party’s common stock is commenced and such party’s board of directors recommends that its shareholders tender their shares or otherwise fails to recommend that their shareholders reject such offering within a 10-business day period. If Hancock and Whitney do not complete the merger, the market price of Whitney common stock may decline to the extent that the current market prices of those shares reflect a market assumption that the merger will be completed. In addition, neither company would realize any of the expected benefits of having completed the merger. If the merger is not completed, additional risks could materialize, which could materially and adversely affect the business, financial results, financial condition and stock price of Whitney.

The market price of Hancock common stock after the merger may be affected by factors different from those currently affecting the shares of Whitney or Hancock.

The businesses of Hancock and Whitney differ in important respects and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations of Hancock and Whitney.

The merger agreement limits Whitney’s ability to pursue an alternative acquisition proposal and requires Whitney to pay a termination fee of $50 million under limited circumstances relating to alternative acquisition proposals.

The merger agreement prohibits Hancock and Whitney from soliciting, initiating, endorsing or knowingly encouraging or facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the merger agreement. The merger agreement also provides for the payment by Hancock or Whitney of a termination fee in the amount of $50 million in the event that the other party terminates the merger agreement for certain reasons.  These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of Whitney from considering or proposing such an acquisition.

Whitney has not obtained an updated fairness opinion from J.P. Morgan reflecting changes in circumstances that may have occurred since the signing of the merger agreement.

Whitney has not obtained an updated opinion from J.P. Morgan, which is Whitney’s financial advisor, regarding the fairness, from a financial point of view, of the consideration to be paid in connection with the merger. Changes in the operations and prospects of Hancock or Whitney, general market and economic conditions and other factors that may be beyond the control of Hancock and Whitney, and on which the fairness opinion was based, may have altered the value of Hancock or Whitney or the prices of shares of Hancock common stock and shares of Whitney common stock, or may alter such values and prices by the time the merger is completed.

Certain of Whitney’s directors and executive officers have interests in the merger that may differ from the interests of Whitney’s shareholders including, if the merger is completed, the receipt of financial and other benefits.

Whitney’s executive officers and directors have interests in the merger that are in addition to, and may be different from, the interests of Whitney shareholders generally. These interests include acceleration of vesting and payouts of their Whitney equity compensation awards, the right to potentially receive cash severance payments and other benefits under executive change in control agreements and accelerated payouts of deferred compensation balances.

The shares of Hancock common stock to be received by Whitney shareholders as a result of the merger will have different rights from the shares of Whitney common stock.

Upon completion of the merger, Whitney shareholders will become Hancock shareholders and their rights as shareholders will be governed by the Hancock articles of incorporation and the Hancock bylaws. The rights associated with Whitney common stock are different from the rights associated with Hancock common stock.

Item 1B: UNRESOLVED STAFF COMMENTS

                None.

Item 2:  PROPERTIES

The Company does not directly own any real estate, but it does own real estate indirectly through its subsidiaries.  The Company’s executive offices are located in downtown New Orleans in the main office facility owned by the Bank.  The Bank also maintains operations centers in the greater New Orleans area and in Prattville, Alabama.  The Bank makes portions of its main office facility and certain other facilities available for lease to third parties, although such incidental leasing activity is not material to Whitney’s overall operations.  The Bank maintained approximately 160 banking facilities in five states at December 31, 2010.  The Bank owns approximately 80% of these facilities, and the remaining banking facilities are subject to leases, each of which management considers to be reasonable and appropriate for its location.  Management ensures that all properties, whether owned or leased, are maintained in suitable condition.  Management also evaluates its banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations or possible sales.

The Bank and subsidiaries of the Bank hold a variety of property interests acquired through the years in settlement of loans.  Note 14 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K provides further information regarding such property interests and is incorporated here by reference.

Item 3:  LEGAL PROCEEDINGS

On January 7, 2011, a purported shareholder of Whitney filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana captioned De LaPouyade v. Whitney Holding Corporation, et al., No. 11-189, naming Whitney and members of Whitney’s board of directors as defendants.  This lawsuit is purportedly brought on behalf of a putative class of Whitney’s common shareholders and seeks a declaration that it is properly maintainable as a class action.  The lawsuit alleges that Whitney’s directors breached their fiduciary duties and/or violated Louisiana state law and that Whitney aided and abetted those alleged breaches of fiduciary duty by, among other things, (a) agreeing to consideration that undervalues Whitney, (b) agreeing to deal protection devices that preclude a fair sales process, (c) engaging in self-dealing, and (d) failing to protect against conflicts of interest. Among other relief, the plaintiff seeks to enjoin the merger.

On February 17, 2011, a complaint in intervention was filed by the Louisiana Municipal Police Employees Retirement System (“MPERS”) in the De LaPouyade case.  The MPERS complaint is substantially identical to and seeks to join in the De LaPouyade complaint.

On February 7, 2011, another putative shareholder class action lawsuit, Realistic Partners v. Whitney Holding Corporation, et al., Case No. 2:11-cv-00256, was filed in the United States District Court for the Eastern District of Louisiana against Whitney, members of Whitney’s board of directors, and Hancock asserting violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty under Louisiana state law, and aiding and abetting breach of fiduciary duty by, among other things, (a) making material misstatements or omissions in the proxy statement, (b) agreeing to consideration that undervalues Whitney, (c) agreeing to deal protection devices that preclude a fair sales process, (d) engaging in self-dealing, and (e) failing to protect against conflicts of interest. Among other relief, the plaintiff seeks to enjoin the merger.  On February 24, 2011, the plaintiff moved for class certification.

Whitney believes the claims asserted are without merit and intends to vigorously defend against these lawsuits.

Item 4:  RESERVED

PART II

Item 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on The Nasdaq Global Select Market under the ticker symbol “WTNY.”  The Summary of Quarterly Financial Information appearing in Item 8 of this annual report on Form 10-K shows the high and low sales prices of the Company’s stock for each calendar quarter of 2010 and 2009, as reported on The Nasdaq Global Select Market, and is incorporated here by reference.

The approximate number of common shareholders of record of the Company, as of February 25, 2011 was as follows:

          Title of Class                                                                                            Shareholders of Record
Common Stock, no par value                                                                                            5,297

Dividends declared by the Company are listed in the Summary of Quarterly Financial Information appearing in Item 8 of this annual report on Form 10-K, which is incorporated here by reference.  Holders of Whitney’s common stock are subject to the prior dividend rights of any holders of Whitney preferred stock then outstanding.  For a description of certain restrictions on the payment of dividends see the section entitled “Supervision and Regulation” that appears in Item 1 of this annual report on Form 10-K, the section entitled “Shareholders’ Equity and Capital Adequacy” located in Item 7, and Note 17 to the consolidated financial statements located in Item 8.

No repurchase plans were in effect during the fourth quarter of 2010.  Under the CPP, prior to the earlier of (i) December 19, 2011 or (ii) the date on which the Series A Preferred Stock is redeemed in whole or the  Treasury has transferred all of the Series A Preferred Stock to unaffiliated third parties, the consent of the Treasury is required to repurchase any shares of common stock, except in connection with benefit plans in the ordinary course of business and certain other limited exceptions.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2005 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW Regional Banks Total Return Index.  The KBW Regional Banks Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of 50 regional banking companies throughout the United States.

Comparison of 5-Year Cumulative Total Return
150
100
50
0
2005
2006
2007
2008
2009
2010
Whitney Holding Corporation Common Stock
KBW Regional Banks Total Return Index
Nasdaq Total Return Index (U.S. Companies)

Item 6: SELECTED FINANCIAL DATA
WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
	Years Ended December 31
(dollars in thousands, except per share data)	2010		2009		2008	2007	2006
YEAR-END BALANCE SHEET DATA
Total assets	$11,798,779		$11,892,141		$12,380,501	$11,027,264	$10,185,880
Earning assets	10,488,071		10,699,847		11,209,246	10,122,071	9,277,554
Loans	7,234,726		8,403,443		9,081,850	7,585,701	7,050,416
Investment securities	2,609,602		2,050,440		1,939,355	1,985,237	1,886,093
Noninterest-bearing deposits	3,523,518		3,301,354		3,233,550	2,740,019	2,947,997
Total deposits	9,403,403		9,149,894		9,261,594	8,583,789	8,433,308
Shareholders' equity	1,524,334		1,681,064		1,525,478	1,228,736	1,112,962
AVERAGE BALANCE SHEET DATA
Total assets	$11,624,685		$11,955,596		$11,080,342	$10,512,422	$10,242,838
Earning assets	10,402,101		10,867,461		10,122,620	9,636,586	9,349,262
Loans	7,943,629		8,775,662		8,066,639	7,344,889	6,776,794
Investment securities	2,123,231		1,946,241		1,967,375	1,893,866	1,824,646
Noninterest-bearing deposits	3,274,020		3,134,811		2,786,003	2,708,353	3,033,978
Total deposits	8,971,214		9,106,002		8,368,937	8,397,778	8,476,954
Shareholders' equity	1,670,174		1,542,293		1,225,177	1,209,923	1,065,303
INCOME STATEMENT DATA
Interest income	$473,009		$519,298		$575,866	$661,105	$616,371
Interest expense	52,164		75,866		120,221	196,314	145,160
Net interest income	420,845		443,432		455,645	464,791	471,211
Net interest income (TE)	424,746		448,115		460,662	470,868	477,423
Provision for credit losses	315,000		259,000		134,000	17,000	3,720
Noninterest income	120,506		119,950		107,172	126,681	84,791
Net securities gain (loss) in noninterest income	-		334		67	(1)	-
Noninterest expense	463,329		416,394		351,094	349,108	338,473
Net income (loss)	(141,766)		(62,146)		58,585	151,054	144,645
Net income (loss) to common shareholders	(158,034)		(78,372)		57,997	151,054	144,645
KEY RATIOS
Return on average assets	(1.22	) %	(.52	) %	.53%	1.44%	1.41%
Return on average common shareholders' equity	(11.50)		(6.28)		4.77	12.48	13.58
Net interest margin	4.08		4.12		4.55	4.89	5.11
Average loans to average deposits	88.55		96.37		96.39	87.46	79.94
Efficiency ratio	84.98		73.34		61.84	58.42	60.20
Expense to average assets	3.99		3.48		3.17	3.32	3.30
Allowance for loan losses to loans	3.00		2.66		1.77	1.16	1.08
Net charge-offs to average loans	4.06		2.22		.88	.11	.29
Nonperforming assets to loans (including
nonaccrual loans held for sale) plus foreclosed
assets and surplus property	5.16		5.52		3.61	1.64	.81
Average shareholders' equity to average assets	14.37		12.90		11.06	11.51	10.40
Tangible common equity to tangible assets	6.90		8.18		6.49	8.24	8.08
Leverage ratio	8.69		11.05		9.87	8.79	8.76
COMMON SHARE DATA
Earnings (loss) per share
Basic	$(1.64)		$(1.08)		$.89	$2.23	$2.21
Diluted	(1.64)		(1.08)		.88	2.21	2.18
Cash dividends per share	$.04		$.04		$1.13	$1.16	$1.08
Book value per share	$12.71		$14.37		$18.29	$18.67	$16.88
Tangible book value per share	$8.11		$9.71		$11.48	$13.37	$12.10
Trading data
High price	$15.29		$16.16		$33.02	$33.26	$37.26
Low price	7.04		7.78		13.96	22.46	27.27
End-of-period closing price	14.15		9.11		15.99	26.15	32.62

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

Item 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to aid in understanding significant changes in the financial condition of Whitney Holding Corporation and its subsidiaries (the Company or Whitney) and on their results of operations during 2010, 2009 and 2008.  Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank).  This discussion and analysis is intended to highlight and supplement information presented elsewhere in this annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8.

OVERVIEW

Whitney reported a net loss to common shareholders of $158 million for the year ended December 31, 2010, or $1.64 per diluted share, compared with a net loss to common shareholders of $78.4 million for 2009, or $1.08 per diluted share.  The following sections provide an overview of the major factors impacting the Company's financial performance in 2010 as well as information on certain important recent events.

Proposed Merger with Hancock Holding Company
On December 22, 2010, Whitney and Hancock Holding Company (Hancock) announced a strategic business combination in which Whitney will merge with and into Hancock.  The combined company, which will retain the Hancock name but utilize the Whitney name throughout Louisiana and Texas, will have approximately $20 billion in assets and will operate 305 branches across the Gulf South and one foreign branch office on Grand Cayman in the British West Indies.  If the merger is completed, holders of Whitney common stock will receive .418 of a share of Hancock common stock in exchange for each share of Whitney common stock held immediately prior to the merger, subject to the payment of cash in lieu of fractional shares.  Whitney will hold a special meeting of Whitney shareholders where holders of Whitney common stock will be asked to vote to adopt and approve the merger agreement and certain other matters.  Adoption and approval of the merger agreement requires the affirmative vote of at least two-thirds of the voting power present at the meeting, assuming a quorum is present.  Consummation of the merger is contingent upon regulatory and both Whitney and Hancock shareholder approval and other closing conditions.

Loans and Earning Assets
Total loans at the end of 2010 were down $1.2 billion, or 14%, from December 31, 2009, with reductions in all of the Bank’s geographic regions and most portfolio segments.  Total earning assets at December 31, 2010 were down approximately 2%, or $212 million, from the end of 2009.  The decline in total loans included charge-offs of $339 million and foreclosures of approximately $107 million.  As discussed below, in the fourth quarter of 2010, the Bank also reclassified $303 million of problem loans as held for sale.  As was anticipated and previously disclosed, economic conditions have restrained loan demand throughout 2009 and 2010. Whitney continues to seek and has funded new credit relationships and is renewing existing ones, but the level of overall demand has been insufficient to cover repayments and maturities along with charge-offs, foreclosures and other problem loan resolutions.  Management believes this situation will continue in the near term until a solid economic recovery takes hold.

In the fourth quarter of 2010, Whitney announced its intention to accelerate the disposition of nonperforming loans primarily through bulk sale transactions.  The Bank reclassified approximately $303 million of problem loans as held for sale and recognized charge-offs of $139 million to record these loans at the lower of their cost or fair value.  Over half of the loans reclassified were real-estate related credits from Whitney’s Florida markets where the Bank has experienced its most significant credit losses in recent years.  The reclassification had a direct impact of approximately $112 million on the Company’s provision for loan losses for the fourth quarter of 2010 reflecting the cost associated with aggressively dealing with problem credits through bulk sale transactions versus individual problem credit resolutions.  The carrying value of these loans at December 31, 2010 was $158 million.  In January 2011, the Company closed one bulk sale of $83 million in carrying value of nonperforming loans held for sale and continues to pursue and evaluate offers.  Following this reclassification and after all sales are completed, management expects to see significant declines in the Company’s nonperforming assets and classified loans as well a material reductions in future provisions for loan losses and problem asset collection expenses.

Deposits and Funding
Total deposits at December 31, 2010 increased approximately 3%, or $254 million, from December 31, 2009.  During 2010, the Bank continued to enhance its deposit product offerings for both commercial and personal customers and executed several successful marketing campaigns.  Noninterest-bearing demand deposits grew 7%, or $222 million, from year-end 2009, and comprised 37% of total deposits at December 31, 2010, while average demand deposits were up 4%, or $139 million, between 2009 and 2010.  Lower-cost interest-bearing deposits grew 4%, or $163 million, over the same period.  Higher-cost time deposits at December 31, 2010 were down 7%, or $132 million, compared to year-end 2009.  The sustained period of low market interest rates has tended to reduce the attractiveness of time deposits compared to alternative deposit products and investments.

The balance of short-term borrowings at December 31, 2010, was down 26%, or $191 million, from year-end 2009, reflecting mainly restrained loan demand and the overall reduced level of earning assets.

Net Interest Income
Whitney’s net interest income (TE) for 2010 decreased $23.4 million, or 5%, from 2009.  Average earning assets declined 4% between these periods, while the net interest margin (TE) contracted 4 basis points to 4.08%.  Asset yields decreased 24 basis points in 2010 mainly from the reduced level of loans in the earning asset mix and the lower yields available on the reinvestment of repayments and maturities from the securities portfolio.  The cost of funds decreased 20 basis points from 2009 mainly from the impact of the sustained low rate environment on deposit rates and a favorable shift in the funding mix.  The lost interest on nonaccrual loans reduced the net interest margin by approximately 20 basis points in both 2010 and 2009.

Provision for Credit Losses and Credit Quality
The provision for credit losses totaled $315 million in 2010, which represented an increase of $56 million from 2009.  The allowance for loan losses increased to 3.00% of total loans held for investment at December 31, 2010, from 2.66% at December 31, 2009.  The overall provision for credit losses and the allowance for loan losses at December 31, 2010 were driven by several factors.  As noted earlier, the reclassification of loans as held for sale in the fourth quarter of 2010 had an impact of approximately $112 million on the 2010 provision.  Historical loss factors have increased with the elevated level of charge-offs in 2010 and 2009 that were related mainly to the significant decline in real estate values in Florida and certain other markets.   The level of classified loans also remains elevated, although the current portfolio of classified loans reflects more the normal stress on C&I and other credits associated with a slow recovery from a prolonged period of economic weakness rather than the impact of the severe real estate issues that persist in Florida and certain other areas of Whitney’s markets.  Information considered in assessing qualitative loss factors began to show some positive trends in 2010 related mainly to the economy, although management on the whole maintained a cautious outlook in light of uncertainties remaining in the broader and local economies and the Bank’s continued efforts to ensure appropriate internal credit risk identification processes.

Noninterest Income
Noninterest income in 2010 increased 2%, or $1.9 million, over 2009, excluding a $1.3 million gain on the settlement of hurricane-related insurance claims in 2010 and income associated with foreclosed assets and surplus property in each period.  Deposit service charge income decreased by 10%, or $3.8 million, compared to 2009, including a $2.0 million reduction in overdraft and return item fees that was driven largely by new consumer protection regulations implemented in the second half of 2010.  Bank card fees grew 16%, or $3.2 million, in 2010, as higher transaction volume was supported by successful marketing campaigns and some improvement in consumer sentiment and economic fundamentals.  Bank card fees are expected to come under pressure in 2011 if new restrictions on electronic debit transaction interchange fees proposed by the Federal Reserve become effective. Noninterest income in 2010 also benefited from the introduction of certain new customer services, and a number of other recurring sources of fee income showed improvement in 2010 reflecting increased activity and some improved pricing.

Noninterest Expense
Noninterest expense increased 11%, or $46.9 million, in 2010.  The Company recognized $4.1 million of expenses in 2010 associated with the recently announced merger agreement with Hancock.  Loan collection costs, including legal services, and foreclosed asset expenses and provisions for valuation losses totaled approximately $49 million for 2010, up approximately $21 million from 2009.  Management anticipates material reductions in future problem asset resolution expenses as the Bank disposes of problem loans recently reclassified as held for sale.  Noninterest expense for 2010 also included $4.5 million for estimated losses on repurchase obligations associated with certain mortgage loans that had been originated and sold by an acquired entity before the acquisition date.  Whitney’s personnel expense was essentially unchanged.  Employee compensation grew a moderate 3%, mainly reflecting normal salary adjustments and a stable full-time equivalent staff level.  The cost of employee benefits declined 10% in 2010, driven mainly by a reduction in the cost of pension benefits.  Equipment and data processing expense increased $3.3 million compared to 2009, related mainly to the ongoing major technology upgrade project. The cost of nonlegal professional services increased $11 million in 2010, including $10 million for services associated with compliance and other regulatory matters and Whitney’s technology upgrade project.

Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law.  This legislation represents a significant overhaul of many aspects of the regulation of the financial services industry.  The Dodd-Frank Act addresses a number of issues including capital requirements, compliance and risk-management, debit card overdraft fees, healthcare, incentive compensation, expanded disclosures and corporate governance.  The Dodd-Frank Act also establishes a new, independent Consumer Financial Protection Bureau which will have broad rulemaking, supervisory and enforcement authority over consumer financial products, including deposit products, residential mortgages, home-equity loans and credit cards. The Dodd-Frank Act directs applicable regulatory authorities to promulgate a large number of regulations implementing its provisions, and its effect on Whitney and on the financial services industry as a whole will be clarified as those regulations are issued.  The section entitled “Recent Regulatory Developments” in the discussion of “Supervision and Regulation” located in Item 1 of this annual report on Form 10-K includes more detailed information on the provisions of the Dodd-Frank Act.

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

Allowance for Credit Losses
Whitney believes that the determination of its estimate of the allowance for credit losses involves a higher degree of judgment and complexity than its application of other significant accounting policies.  Factors considered in this determination and management’s process are discussed in Notes 2 and 8 in Item 8 and in the section entitled “Loans, Credit Risk Management and Allowance and Reserve for Credit Losses” in the following discussion of “Financial Condition.”  Although management believes it has identified appropriate factors for review and designed and implemented adequate procedures to support the estimation process, the allowance remains an estimate about the effect of matters that are inherently uncertain.  Over time, changes in national and local economic conditions or the actual or perceived financial condition of Whitney’s credit customers or other factors can materially impact the allowance estimate, potentially subjecting the Company to significant earnings volatility.

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

No impairment was indicated when the annual test was performed on September 30, 2010.  Management has been updating the impairment test for goodwill quarterly throughout 2009 and 2010.  No indication of goodwill impairment was identified in these interim tests.  For the most recent impairment test as of December 31, 2010, the discounted cash flow analysis resulted in a fair value estimate approximately 14% higher than book value.  Additional support for the fair value of the reporting unit was provided by the price indicated in the pending merger with Hancock.

Deferred Tax Asset Valuation
                Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized.  In making such judgments, significant weight is given to evidence that can be objectively verified.  As of December 31, 2010, Whitney had incurred a three-year cumulative taxable loss and had net operating loss and tax credit carry forwards. This is considered significant negative evidence when assessing the realizability of a deferred tax asset.  Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on the Company’s strong historical taxable income and current forecasts for taxable income for the periods through which losses may be carried forward that are sufficient to realize the net deferred tax asset.  The Company last reported a taxable loss approximately twenty years ago and generated $1.4 billion in taxable income over the ten-year period ending with 2008.  The Company’s primary source of revenue is net interest income, and the Company has a long history of successfully managing its earning assets and funding sources to produce a steady stream of revenue from this source.  Credit losses are the primary driver of the recent taxable losses, due largely to real estate-related credit losses in severely depressed markets in Florida and Alabama.  These credits have been charged down significantly and are being aggressively resolved through note sales and foreclosures.  Management believes the Company’s return to profitability will be accelerated with the bulk sale that closed in January 2011 and the resolution of the remaining nonperforming loans held for sale.  While credits in other markets are experiencing stress due to the general economic environment, management does not believe the losses related to those credits will be near the magnitude of those experienced in Florida and Alabama.  The amount of future taxable income required to support the deferred tax asset in the carry forward period, which is currently 20 years, is approximately $515 million.  If operating losses continue in future periods, the deferred tax asset will increase.  If Whitney is unable to generate, or is unable to demonstrate that it can generate, sufficient taxable income in the near future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance against its deferred tax assets with a corresponding increase to income tax expense.

Whitney’s ability to utilize its deferred tax assets to offset future taxable income may be significantly limited if Whitney experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code).  In general, an ownership change will occur if there is a cumulative change in Whitney’s ownership by “5% shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period.

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

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES

Loan Portfolio Developments
Total loans at the end of 2010 were down $1.2 billion, or 14%, from December 31, 2009, with reduction in all of the Bank’s geographic regions and most portfolio segments.  Included in this decline were charge-offs of $339 million and foreclosures of approximately $107 million.  As noted earlier, in the fourth quarter of 2010, the Bank also reclassified $303 million of problem loans as held for sale primarily in contemplation of bulk sales of these loans.  As was anticipated and previously disclosed, economic conditions have restrained loan demand throughout 2009 and 2010.  Whitney continues to seek and has funded new credit relationships and is renewing existing ones, but the level of overall demand has been insufficient to cover repayments and maturities along with charge-offs, foreclosures and other problem loan resolutions.  In light of the slow pace of recovery from the recent deep recession, management believes there will be little, if any, improvement in this situation until the economy begins a solid recovery.

Table 1 shows loan balances by type of loan at December 31, 2010 and at the end of the previous four years.  Table 2 distributes the loan portfolio as of December 31, 2010 by the geographic region from which the loans are serviced.  The following discussion provides an overview of the composition of the different portfolio sectors and the customers served in each, as well as recent changes.

TABLE 1. LOANS OUTSTANDING BY TYPE
	December 31,
(in thousands)	2010	2009	2008	2007	2006
Commercial & industrial	$2,789,193	$3,075,340	$3,436,461	$2,822,752	$2,725,531
Owner-occupied real estate	1,003,162	1,079,487	1,013,919	740,977	604,196
Total commercial & industrial	3,792,355	4,154,827	4,450,380	3,563,729	3,329,727
Construction, land & land development	945,896	1,537,155	1,887,480	1,770,824	1,580,209
Other commercial real estate	1,122,950	1,246,353	1,254,329	965,757	909,599
Total commercial real estate	2,068,846	2,783,508	3,141,809	2,736,581	2,489,808
Residential mortgage	952,847	1,035,110	1,079,270	933,797	893,091
Consumer	420,678	429,998	410,391	351,594	337,790
Total loans	$7,234,726	$8,403,443	$9,081,850	$7,585,701	$7,050,416

The portfolio of C&I loans, including real estate loans secured by properties used in the borrower’s business, decreased $362 million, or 9%, between year-end 2009 and 2010.  C&I loans outstanding to oil and gas (O&G) industry customers declined approximately $182 million during 2010, including the full repayment of approximately $65 million of criticized relationships during the first quarter of the year.  C&I charge-offs totaled $83 million for 2010.  In addition to the O&G industry, the C&I portfolio is diversified over a range of industries, including wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, hospitality, financial services and professional services.

The O&G portfolio represented approximately 10%, or $712 million, of total loans at December 31, 2010, down from 11% at year-end 2009.  Management monitors both industry fundamentals and portfolio performance and credit quality on a formal ongoing basis and establishes and adjusts internal exposure guidelines as a percent of capital both for the industry as a whole and for individual sectors within the industry.  The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities.  The Bank seeks service and supply customers who are quality operators that can manage through volatile commodity price cycles.  Loans outstanding to the exploration and production sector comprised approximately 32% of the O&G portfolio at December 31, 2010, with the portfolio fairly evenly divided between natural gas and crude oil production based on measures of collateral support.  Whitney management and bankers continue to review O&G credits and talk to both customers and industry experts to assess the current and potential impact on the Bank’s O&G customer base from the regulatory and legislative responses to the 2010 oil spill in the Gulf of Mexico.

Outstanding balances under participations in larger shared-credit loan commitments totaled $509 million at the end of 2010, compared to $680 million outstanding at December 31, 2009.  The total at December 31, 2010 included approximately $159 million related to the O&G industry, compared to $247 million at year-end 2009.  Substantially all of the shared credits are with customers operating in Whitney’s market area.

TABLE 2. GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO AT DECEMBER 31, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Commercial & industrial	$2,055	$390	$124	$220	$2,789	38%
Owner-occupied real estate	622	126	166	89	1,003	14
Total commercial & industrial	2,677	516	290	309	3,792	52
Construction, land & land development	352	315	161	118	946	13
Other commercial real estate	597	148	236	142	1,123	16
Total commercial real estate	949	463	397	260	2,069	29
Residential mortgage	520	155	160	118	953	13
Consumer	289	25	65	42	421	6
Total	$4,435	$1,159	$912	$729	$7,235	100%
Percent of total	61%	16%	13%	10%	100%

The commercial real estate (CRE) portfolio includes loans for construction and land development and investment (C&D), both commercial and residential, and other real estate loans secured by income-producing properties.  The CRE portfolio decreased $714 million, or 26%, during 2010, including a $591 million, or 38%, decline in the C&D component of this portfolio segment.  Approximately $350 million of the total decrease in CRE loans came from charge-offs, foreclosures and the resolution of problem credits through notes sales.  Another $106 million of problem CRE loans, net of charge-offs, were reclassified as held for sale in December 2010.  Project financing is an important component of the CRE portfolio sector, and sector growth is impacted by the availability of new projects as well as the anticipated refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold.  Management expects that current economic conditions and uncertainty will limit the availability of new creditworthy CRE projects throughout Whitney’s market area over the near term.

Tables 3 and 4 show the composition of certain components of the CRE portfolio by property type and the region from which the loans are serviced.  Management also sets exposure guidelines for the overall portfolio of CRE loans as well as for loans secured by various subcategories of property.

TABLE 3. CONSTRUCTION, LAND & LAND DEVELOPMENT LOANS AT DECEMBER 31, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Residential construction	$69	$47	$21	$11	$148	16%
Land & lots:
Residential	101	15	57	39	212	22
Commercial	84	86	36	39	245	26
Retail	14	87	2	4	107	11
Multifamily	19	49	-	-	68	7
Office buildings	6	4	17	1	28	3
Industrial/warehouse	12	5	2	2	21	2
Hotel/motel	-	-	15	-	15	2
Other (a)	47	22	11	22	102	11
Total	$352	$315	$161	$118	$946	100%
Percent of total	37%	33%	17%	13%	100%
(a) Includes agricultural land.

TABLE 4. OTHER COMMERCIAL REAL ESTATE LOANS AT DECEMBER 31, 2010
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Retail	$188	$80	$58	$31	$357	32%
Office buildings	108	24	52	29	213	19
Hotel/motel	104	4	43	23	174	16
Multifamily	68	27	20	42	157	14
Industrial/warehouse	64	12	30	10	116	10
Other	65	1	33	7	106	9
Total	$597	$148	$236	$142	$1,123	100%
Percent of total	53%	13%	21%	13%	100%

The residential mortgage loan portfolio declined $82 million during 2010, including over $60 million in charge-offs, foreclosures, problem loan sales and transfers to held for sale.  The decrease also reflects in part the impact of attractive refinancing opportunities in the low interest rate environment.  The Bank continues to sell most conventional residential mortgage loan production in the secondary market.

Table 5 reflects contractual loan maturities, unadjusted for scheduled principal reductions, prepayments or repricing opportunities.  Approximately 55% of the value of loans with a maturity greater than one year carries a fixed rate of interest.

TABLE 5. LOAN MATURITIES BY TYPE
	December 31, 2010
	One year	One through	More than
(in thousands)	or less	five years	five years	Total
Commercial & industrial	$1,829,655	$823,148	$136,390	$2,789,193
Owner-occupied real estate	154,432	701,277	147,453	1,003,162
Total commercial & industrial	1,984,087	1,524,425	283,843	3,792,355
Construction, land & land development	501,930	363,006	80,960	945,896
Other commercial real estate	263,379	742,232	117,339	1,122,950
Total commercial real estate	765,309	1,105,238	198,299	2,068,846
Residential mortgage	142,934	461,688	348,225	952,847
Consumer	200,940	193,445	26,293	420,678
Total	$3,093,270	$3,284,796	$856,660	$7,234,726

Credit Risk Management and Allowance and Reserve for Credit Losses

General Discussion of Credit Risk Management and Determination of Credit Loss Allowance and Reserve
Whitney manages credit risk mainly through adherence to underwriting and loan administration standards established by the Bank’s Credit Policy Committee and through the efforts of the credit administration function to ensure consistent application and monitoring of standards throughout the Company.  The credit risk management process is described in Note 8 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K.

As was discussed in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2010, Whitney engaged third-party consultants to review various credit administration and credit review processes.  As part of this project, the consultants, with expertise in risk rating policies and practices, assisted Whitney in evaluating its risk ratings and provided comprehensive training to relationship officers in the application of risk rating definitions in a dynamic economic environment.  This project was completed in the third quarter and, as was expected and previously disclosed, identified revisions to loan ratings that contributed to a higher percentage of classified loans (as defined below) in the Company’s loan portfolio.

Management’s evaluation of credit risk in the loan portfolio is reflected in its estimate of probable losses inherent in the portfolio that is reported in the Company’s financial statements as the allowance for loan losses.  Changes in this evaluation over time are reflected in the provision for credit losses charged to expense.  The methodology for determining the allowance involves significant judgment, and important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions.  This methodology is described in Notes 2 and 8 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K.

The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit, and management establishes reserves as needed for its estimate of probable losses on such commitments.

Credit Quality Statistics and Components of Credit Loss Allowance and Reserve
Classified loans are those identified through the Company’s credit risk-rating process as having a well-defined weakness that would likely lead to a default if not corrected as well as those loans with a high probability of loss that have not yet been charged off due to specific pending events.  Classified loans totaled $860 million at December 31, 2010.  This represented an increase of $30 million from December 31, 2009, but a decrease of $262 million from September 30, 2010.  Table 6 shows the composition of classified loans at December 31, 2010, distributed by the geographic region from which the loans are serviced.  Loans held for sale are not included in these totals.

TABLE 6. CLASSIFIED LOANS AT DECEMBER 31, 2010
						Percent of
				Alabama/		loan category
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	total
Commercial & industrial	$83	$70	$10	$36	$199	7%
Owner-user real estate	55	26	27	28	136	14
Total commercial & industrial	138	96	37	64	335	9
Construction land & land development	38	160	58	16	272	29
Other commercial real estate	43	49	25	31	148	13
Total commercial real estate	81	209	83	47	420	20
Residential mortgage	42	13	29	11	95	10
Consumer	2	2	5	1	10	2
Total	$263	$320	$154	$123	$860	12%
Percent of regional loan total	6%	28%	17%	17%	12%

Classified C&I relationships, including associated real estate loans, totaled $335 million at December 31, 2010, or 9% of the total C&I portfolio.  This represented a net increase of $91 million from year-end 2009 which reflected in part prolonged stress on businesses associated with home and commercial construction.  Approximately $41 million, or 1%, or the total C&I portfolio was considered nonperforming at December 31, 2010, with half from Whitney’s Louisiana markets.  Classified C&I loans outstanding to O&G industry customers decreased approximately $40 million during 2010 and totaled approximately $30 million at December 31, 2010, or 4% of the outstanding O&G industry portfolio.  No O&G relationships had been classified at December 31, 2010 as a result of the 2010 oil spill and no significant O&G relationship was considered to be nonperforming at that date.  Overall there were no significant industry concentrations within the totals for classified C&I loans at December 31, 2010.

Tables 7 and 8 show the composition of certain components of the classified CRE portfolio by property type and the region from which the loans are serviced.

TABLE 7. CLASSIFIED CONSTRUCTION, LAND & LAND DEVELOPMENT
LOANS AT DECEMBER 31, 2010
						Percent of
				Alabama/		loan category
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	total
Residential construction	$3	$7	$4	$1	$15	10%
Land & lots:
Residential	15	3	28	12	58	27
Commercial	17	66	13	2	98	40
Retail	-	41	-	-	41	38
Multifamily	-	27	-	-	27	40
Office buildings	-	-	12	-	12	43
Industrial/warehouse	-	-	1	-	1	5
Other (a)	3	16	-	1	20	20
Total	$38	$160	$58	$16	$272	29%
Percent of regional loan category total	11%	51%	36%	14%	29%
(a) Includes agricultural land.

The total for classified C&D loans of $272 million at December 31, 2010 was down $36 million from December 31, 2009, and more recently declined $149 million from September 30, 2010.  Whitney’s Florida markets saw a decrease of $107 million in classified C&D loans during 2010, reflecting charge-offs, foreclosures and individual note sales, as well as the reclassification of problem loans as held for sale at the end of 2010.  Classified C&D loans serviced from Whitney’s Texas market increased a net $70 million during 2010 and represented 51% of total C&D loans in the Texas market at December 31, 2010.  General economic and credit market conditions have delayed the successful completion of retail, apartment, condominium and various other income-producing CRE projects, which stretched the financial capacity of the developers.  Whitney bankers have worked proactively with these borrowers, many of whom are seasoned developers, to identify and develop strategies to deal with these difficult conditions, and management believes most of the underlying projects remain viable.  Charge-offs on C&D loans from the Texas market totaled approximately $10 million for 2010.  Nonperforming C&D loans totaled approximately $43 million at December 31, 2010, of which $13 million was from Florida and $13 million from Texas.

TABLE 8. CLASSIFIED OTHER COMMERCIAL REAL ESTATE LOANS AT DECEMBER 31, 2010
						Percent of
				Alabama/		loan category
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Retail	$5	$25	$5	$7	$42	12%
Office buildings	9	7	4	1	21	10
Hotel/motel	3	4	2	-	9	5
Multifamily	11	13	4	20	48	31
Industrial/warehouse	5	-	5	1	11	9
Other	10	-	5	2	17	16
Total	$43	$49	$25	$31	$148	13%
Percent of regional loan category total	7%	33%	11%	22%	13%

Classified other CRE loans on income-producing properties declined slightly, net, during 2010, but more recently were down $72 million from September 30, 2010.  As was the case with the C&D portfolio, Whitney’s Florida markets saw a net decrease of $56 million in classified other CRE loans during 2010 that was driven by charge-offs, individual note sales and the held-for-sale transfer.  This decrease in Florida was offset by net increases in classified other CRE loans serviced from Whitney’s Texas and Louisiana markets.  The net additions to the classified total during 2010 from these markets involved various leased retail, office and warehouse facilities and apartment buildings, including some newer projects that have struggled to meet projected lease-up targets in the difficult economic environment.  Nonperforming loans on income-producing CRE totaled approximately $18 million at December 31, 2010, with some in each regional market.  Management continues to closely monitor the extent to which the slow economic recovery out of the recent deep recession is impacting CRE loan customers in all of Whitney’s markets.

TABLE 9. NONPERFORMING ASSETS
	December 31
(dollars in thousands)	2010	2009	2008	2007	2006
Loans accounted for on a nonaccrual basis:
Held for investment	$140,519	$414,075	$301,095	$120,096	$55,992
Held for sale	158,044	-	-	-	-
Restructured loans accruing	-	-	-	-	-
Total nonperforming loans	298,563	414,075	301,095	120,096	55,992
Foreclosed assets and surplus banking property	87,696	52,630	28,067	4,624	800
Total nonperforming assets	$386,259	$466,705	$329,162	$124,720	$56,792
Loans 90 days past due still accruing	$14,283	$23,386	$16,101	$8,711	$7,574
Ratios:
Nonperforming assets to loans (a)
plus foreclosed assets and surplus property	5.16%	5.52%	3.61%	1.64%	.81%
Nonaccrual loans held for investment to loans (b)	1.94	4.92	3.32	1.58	.79
Allowance for loan losses to nonperforming loans (b)	154.32	54.02	53.51	73.20	135.60
Loans 90 days past due still accruing to loans	.20	.28	.18	.11	.11
(a) Including nonaccrual loans held for sale.
(b) Excluding nonaccrual loans held for sale.

Included in the total of classified loans at December 31, 2010 was $141 million of nonperforming loans held for investment.  As noted earlier, in the fourth quarter of 2010, the Bank reclassified $163 million of nonperforming loans as held for sale, net of charge-offs recognized.  Whitney’s Louisiana market accounted for $50 million of nonperforming loans held for investment at December 31, 2010, with another $38 million from Florida, $29 million from Texas and $24 million from Alabama/Mississippi.  All of the regional totals declined from December 31, 2009, with the exception of the total from the Texas market which was up slightly.  The total from Whitney’s Florida market was down $206 million from December 31, 2009, reflecting in part the held-for-sale transfer that included a majority of credits from this region.  The earlier discussion of classified loans includes some additional details on the composition of nonperforming assets at December 31, 2010.  Table 9 provides information on nonperforming loans and other nonperforming assets at the end of each of the five years in the period ended December 31, 2010.  Nonperforming loans held for investment encompass all loans that are evaluated separately for impairment.  Nonperforming loans held for investment at December 31, 2010 included $40 million of loans on which losses had been recognized through charges against the allowance for loan losses.  The charge-offs recognized totaled $29 million, which represented 42% of the remaining contractual principal on these loans at year-end 2010. The allowance for loan losses at December 31, 2010 represented 216% of nonperforming loans held for investment, excluding those loans with prior charge-offs.

Whitney will continue to evaluate all opportunities to dispose of nonperforming assets as quickly as possible, including consideration of the trade-offs between current disposal prices and the carrying costs and management challenges of longer-term resolution.  Whitney may recognize losses on future asset disposition decisions and actions.

A comparison of contractual interest income on nonperforming loans with the cash-basis and cost-recovery interest actually recognized on these loans for 2010, 2009 and 2008 is presented in Note 8 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K.  Whitney’s policy for placing loans on nonaccrual status is presented in Note 2 to the consolidated financial statements.

TABLE 10. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
(dollars in thousands)	2010	2009	2008	2007	2006
ALLOWANCE FOR LOAN LOSSES
Allowance at beginning of year	$223,671	$161,109	$87,909	$75,927	$90,028
Allowance of acquired banks		-	9,971	2,791	2,908
Provision for credit losses	315,600	257,600	134,500	17,600	2,400
Loans charged off:
Commercial & industrial	(51,619)	(21,784)	(31,481)	(9,452)	(15,841)
Owner-user real estate	(31,274)	(10,387)	(1,891)	(65)	(100)
Total commercial & industrial	(82,893)	(32,171)	(33,372)	(9,517)	(15,941)
Construction, land & land development	(128,605)	(116,846)	(30,141)	(3,671)	(5,254)
Other commercial real estate	(83,621)	(21,367)	(6,209)	(634)	(1,181)
Total commercial real estate	(212,226)	(138,213)	(36,350)	(4,305)	(6,435)
Residential mortgage	(35,021)	(25,959)	(7,885)	(1,726)	(555)
Consumer	(9,323)	(7,259)	(4,619)	(2,408)	(2,297)
Total charge-offs	(339,463)	(203,602)	(82,226)	(17,956)	(25,228)
Recoveries on loans previously charged off:
Commercial & industrial	5,898	4,431	7,417	7,703	3,409
Owner-user real estate	2,279	55	32	62	31
Total commercial & industrial	8,177	4,486	7,449	7,765	3,440
Construction, land & land development	5,305	1,657	1,653	24	157
Other commercial real estate	770	87	58	93	46
Total commercial real estate	6,075	1,744	1,711	117	203
Residential mortgage	1,311	1,058	638	407	270
Consumer	1,472	1,276	1,157	1,258	1,906
Total recoveries	17,035	8,564	10,955	9,547	5,819
Net loans charged off	(322,428)	(195,038)	(71,271)	(8,409)	(19,409)
Allowance at end of year	$216,843	$223,671	$161,109	$87,909	$75,927
Ratios (a)
Allowance for loan losses to loans	3.00%	2.66%	1.77%	1.16%	1.08%
Net charge-offs to average loans	4.06	2.22	.88	.11	.29
Gross charge-offs to average loans	4.27	2.32	1.02	.24	.37
Recoveries to gross charge-offs	5.02	4.21	13.32	53.17	23.07
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Reserve at beginning of year	$2,200	$800	$1,300	$1,900	$580
Provision for credit losses	(600)	1,400	(500)	(600)	1,320
Reserve at end of year	$1,600	$2,200	$800	$1,300	$1,900
(a) Totals for end-of-period and average loans used in ratio calculations exclude loans held for sale.

Table 10 recaps activity in the allowance for loan losses and in the reserve for losses on unfunded credit commitments over the past five years.  The allocation of the allowance to loan categories is included in Table 11, together with the percentage of total loans in each category.

The allowance for loan losses increased to 3.00% of total loans held for investment at December 31, 2010, from 2.66% at December 31, 2009, and the provision for loan losses increased $58 million in 2010 compared to 2009.  The allowance for loan losses at December 31, 2010 and the overall provision for loan losses in 2010 were driven by several factors.  The reclassification of loans as held for sale in the fourth quarter of 2010 had an impact of approximately $112 million on the 2010 provision reflecting the cost associated with aggressively dealing with problem credits through bulk sale transactions versus individual problem credit resolutions.  Historical loss factors have increased with the elevated level of charge-offs in 2010 and 2009 that were related mainly to the significant decline in real estate values in Florida and certain other markets.   The level of classified loans also remained elevated, although the current portfolio of classified loans reflects more the normal stress on C&I and other credits associated with a slow recovery from a prolonged period of economic weakness rather than the impact of the severe real estate issues that persist in Florida and certain other areas of Whitney’s markets.  Information considered in assessing qualitative loss factors began to show some positive trends in 2010 related mainly to the economy, although management on the whole maintained a cautious outlook in light of uncertainties remaining in the broader and local economies and the Bank’s continued efforts to ensure appropriate internal credit risk identification processes.

Loans from Whitney’s Florida markets continued to be the main component of the provision for loan losses during 2010.  The Florida provision of approximately $153 million was predominantly real-estate related and reflected in large part a continued decline in the value of underlying real estate collateral in this severely depressed market as well as the additional discounts inherent in bulk disposition of problem loans.  The $55 million provision in 2010 from the Alabama/Mississippi markets was also mainly real-estate related.  Whitney’s Louisiana markets accounted for approximately $76 million of the total loan loss provision for 2010, with the majority associated with C&I credits.  The $26 million loss provision on loans in Whitney’s Texas market in 2010 was fairly evenly divided between C&I and real-estate related credits.  The overall provision for 2010 also included $5 million based on management’s assessment of the impact of the major oil spill in the Gulf of Mexico on tourism in Gulf Coast beach communities.

Gross charge-offs in 2010 totaled $339 million, of which approximately $139 million was taken in the fourth quarter of 2010 on loans reclassified as held for sale.  Gross charge-offs on residential C&D loans and other residential-related credits totaled approximately $130 million for 2010, with $78 million from Whitney’s Florida markets.  Other C&D loans and loans on income-producing CRE accounted for approximately $118 million of charge-offs in 2010, with $82 million from Florida.  In total, Whitney’s Florida markets generated approximately $189 million, or 56%, of gross charge-offs for 2010.  The $82 million of C&I relationships charged off in 2010 were distributed across a variety of industries and across all of Whitney’s markets, including $34 million from the Bank’s largest C&I portfolio in Louisiana.

TABLE 11. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
	2010		2009		2008		2007		2006
		%		%		%		%		%
(dollars in millions)	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans
Commercial & industrial	$50	38%	$53	37%	$36	38%	(a)		(a)
Owner-occupied real estate	24	14	19	13	20	11	(a)		(a)
Total commercial & industrial	74	52	72	50	56	49	$55	47%	$47	47%
Construction, land &
land development	61	13	80	18	60	21	(a)		(a)
Other commercial real estate	42	16	34	15	22	14	(a)		(a)
Total commercial real estate	103	29	114	33	82	35	25	36	21	35
Residential mortgage	21	13	28	12	19	12	6	12	4	13
Consumer	14	6	10	5	4	4	2	5	4	5
Unallocated	5	-	-	-	-	-	-	-	-	-
Total	$217	100%	$224	100%	$161	100%	$88	100%	$76	100%
(a) Allocation of allowance by subcategory for 2007 and prior years not available.

INVESTMENT SECURITIES

Whitney’s investment securities portfolio balance of $2.61 billion at December 31, 2010 was up $559 million, or 27%, compared to December 31, 2009.  The increased investment in securities reflects management’s current projections for both loan demand and the level of liquidity in Whitney’s traditional customer funding base. Securities with carrying values of $1.42 billion at December 31, 2010 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.  Average investment securities increased 9% between 2009 and 2010. The composition of the average portfolio of investment securities and effective yields are shown in Table 20 in the section on “Net Interest Income (TE)” in the later discussion of “Results of Operations.”

Information about the contractual maturity structure of investment securities at December 31, 2010, including the weighted-average yield on such securities, is shown in Table 12.  The scheduled principal reductions and projected prepayments on mortgage-backed securities and the explicit call options on certain other securities are not reflected in Table 12.  Including expected principal reductions on mortgage-backed securities, the weighted-average maturity of the overall securities portfolio was approximately 51 months at December 31, 2010, compared to 42 months at year-end 2009.

Mortgage-backed securities issued or guaranteed by U.S. government agencies continued to be the main component of the portfolio, comprising 88% of the total at December 31, 2010.  The duration of the overall investment portfolio was 3.2 years at December 31, 2010 and would extend to 4.5 years assuming an immediate 300 basis-point increase in market rates, according to the Company’s asset/liability management model.  Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates.  At December 31, 2009, the portfolio’s estimated duration was 2.6 years.

The weighted-average taxable-equivalent portfolio yield was approximately 3.69% at December 31, 2010, compared to 4.35% at December 31, 2009.  A substantial majority of the securities in the investment portfolio bear fixed interest rates.

TABLE 12. DISTRIBUTION OF INVESTMENT MATURITIES
December 31, 2010
			Over one		Over five
	One year		through		through
	and less		five years		ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available for Sale
Mortgage-backed
securities(a)	$13,513	4.04%	$19,221	4.65%	$261,671	4.24%	$1,601,544	3.55%	$1,895,949	3.66%
U. S. agency securities	-	-	-	-	18,348	1.88	-	-	18,348	1.88
Obligations of states and
political subdivisions (b)	958	5.91	3,041	5.56	1,123	5.55	-	-	5,122	5.62
Other debt securities	-	-	3,750	4.34	-	-	-	-	3,750	4.34
Equity securities(c)	-	-	-	-	-	-	45,076	5.03	45,076	5.03
Total	$14,471	4.16%	$26,012	4.71%	$281,142	4.09%	$1,646,620	3.59%	$1,968,245	3.68%
Securities Held to Maturity
Mortgage-backed
securities(a)	$-	-%	$-	-%	$-	-%	$395,177	3.01%	$395,177	3.01%
Obligations of states and
political subdivisions (b)	14,209	5.18	59,767	5.69	51,227	6.25	20,977	6.80	146,180	6.00
Other debt securities	-	-	100,000	3.10	-	-	-	-	100,000	3.10
Total	$14,209	5.18%	$159,767	4.07%	$51,227	6.25%	$416,154	3.20%	$641,357	3.71%
(a) Distributed by contractual maturity without regard to repayment schedules or projected prepayments.
(b) Tax exempt yields are expressed on a fully taxable-equivalent basis.
(c) These securities have no stated maturities or guaranteed dividends. Yield estimated based on expected near-term returns.

Securities available for sale comprised 75% of the total investment portfolio at December 31, 2010.  Available-for-sale securities are carried at fair value, and the balance reported at December 31, 2010 reflected gross unrealized gains of $44.1 million and gross unrealized losses of $9.2 million.  The unrealized losses were related mainly to mortgage-backed securities and represented approximately 2% of the total amortized cost of the underlying securities.  Note 5 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K provides information on the process followed by management to evaluate whether unrealized losses on securities, both those available for sale and those held to maturity, represent impairment that is other than temporary and that should be recognized with a charge to operations.  No value impairment was evaluated as other than temporary at December 31, 2010.

The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers.  Such securities, if any, are included in other assets in the consolidated balance sheets.

Apart from securities issued or guaranteed by the U. S. government or its agencies, at December 31, 2010, Whitney held no investment in the securities of a single issuer that exceeded 10% of its shareholders’ equity.

DEPOSITS AND BORROWINGS

Deposits
Total deposits at December 31, 2010 increased approximately 3%, or $254 million, from December 31, 2009.  During 2010, the Bank continued to enhance its deposit product offerings for both commercial and personal customers and executed several successful marketing campaigns. The level of deposits was also supported by relatively strong liquidity in Whitney’s deposit base, limited alternative investment opportunities in the low rate environment and the availability of unlimited deposit insurance coverage on certain deposit products.  Table 13 shows the composition of deposits at December 31, 2010 and at the end of the two previous years. Table 20 in the section entitled “Net Interest Income (TE)” in the later discussion of “Results of Operations” presents the composition of average deposits and borrowings and the effective rates on interest-bearing funding sources for each of these years.

TABLE 13. DEPOSIT COMPOSITION
(dollars in thousands)	2010		2009		2008
Noninterest-bearing demand deposits	$3,523,518	37%	$3,301,354	36%	$3,233,550	35%
Interest-bearing deposits:
NOW account deposits	1,309,738	14	1,299,274	14	1,281,137	14
Money market deposits	1,913,224	21	1,823,548	20	1,306,937	14
Savings deposits	903,302	10	840,135	9	909,197	10
Other time deposits	689,301	7	799,142	9	875,999	9
Time deposits $100,000 and over	1,064,320	11	1,086,441	12	1,654,774	18
Total interest-bearing	5,879,885	63	5,848,540	64	6,028,044	65
Total	$9,403,403	100%	$9,149,894	100%	$9,261,594	100%

Noninterest-bearing demand deposits grew 7%, or $222 million, from year-end 2009, and comprised 37% of total deposits at December 31, 2010.  The balance at December 31, 2010, included approximately $100 million of funds shifted by commercial customers from the Bank’s treasury-management sweep repurchase agreement product. Average demand deposits were up 4%, or $139 million, between 2009 and 2010.  During the first half of 2009, the Bank executed a campaign around a special money market deposit product to attract new personal and business accounts.  Balances held in money market accounts at year-end 2009 were up $517 million from the end of 2008.  Deposits at each year end include some seasonal inflows that are mainly concentrated in NOW accounts.

Time deposits at December 31, 2010 were down 7%, or $132 million, compared to year-end 2009.  The sustained period of low market interest rates has tended to reduce the attractiveness of time deposits compared to alternative deposit products and investments.  Customers held $188 million of funds in treasury-management time deposit products at December 31, 2010, up $37 million from the total held at December 31, 2009.  These products are used mainly by commercial customers with excess liquidity pending redeployment for corporate or investment purposes, and, while they provide a recurring source of funds, the amounts available over time can be volatile.  Competitively bid public fund time deposits totaled approximately $90 million at year-end 2010, which was up $9 million from year-end 2009.  Treasury-management deposits and public fund deposits serve partly as an alternative to Whitney’s other short-term borrowings.

TABLE 14. MATURITIES OF TIME DEPOSITS
	Deposits of	Deposits of
	$100,000	less than
(in thousands)	or more	$100,000	Total
Three months or less	$545,056	$204,803	$749,859
Over three months through six months	165,317	157,396	322,713
Over six months through twelve months	199,627	179,360	378,987
Over twelve months	154,320	147,742	302,062
Total	$1,064,320	$689,301	$1,753,621

Short-Term Borrowings
The balance of short-term borrowings at December 31, 2010 was down 26%, or $191 million, from year-end 2009.  The main source of short-term borrowings continues to be the sale of securities under repurchase agreements to customers using Whitney’s treasury-management sweep product.  Borrowings from customers under securities repurchase agreements totaled $523 million at December 31, 2010, which was down $189 million from December 31, 2009.  Similar to Whitney’s treasury-management deposit products, this customer-based source of funds can be volatile.  Other short-term borrowings, which have included purchased federal funds, short-term Federal Home Loan Bank (FHLB) advances and borrowing through the Federal Reserve’s Term Auction Facility, were relatively minor at both December 31, 2010 and December 31, 2009, reflecting mainly weak loan demand and the funds available from the Company’s common stock offering completed in the fourth quarter of 2009.

Table 15 presents information on the more significant categories of short-term borrowings for the last three years.  The section entitled “Liquidity Management” in the later discussion of “Liquidity Management and Contractual Obligations” discusses the wholesale funding sources available to the Company and the Bank.

TABLE 15. SHORT-TERM BORROWINGS:
	2010		2009		2008
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under
agreements to repurchase
Year-end balance	$523,324	.13%	$711,896	.16%	$780,059	.15%
Average annual balance	659,147	.16	648,106	.16	637,164	1.31
Maximum month-end balance	738,996		732,514		780,059
Federal funds purchased
Year-end balance	$13,968	.13%	$15,810	.15%	$479,837	.27%
Average annual balance	11,716	.14	72,385	.26	261,289	1.71
Maximum month-end balance	13,968		159,446		661,076
FHLB advances
Year-end balance	$-	-%	$-	-%	$-	-%
Average annual balance	-	-	202,192	.58	286,001	2.08
Maximum month-end balance	-		500,000		501,694

Long-Term Debt
In 2007, the Bank issued $150 million of ten-year subordinated notes as described in Note 13 to the consolidated financial statements located in Item 8.  Whitney has no other material long-term borrowings.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Shareholders’ equity totaled $1.52 billion at December 31, 2010, which represented a decrease of $157 million from the end of 2009.  Shareholders’ equity was reduced by the $142 million net loss for 2010 and by common dividends declared of $3.9 million and preferred dividends of $15.0 million.

Regulatory Capital
Tables 16 and 17 present information on regulatory capital ratios for the Company and the Bank.  The capital raised in Whitney’s common stock offering in the fourth quarter of 2009 is reflected in the Company’s Tier 1 capital for 2009 and 2010.  The Treasury’s investment in preferred stock and common stock warrants is included in Tier 1 capital for the Company beginning in 2008.  The Tier 2 regulatory capital for both the Company and the Bank includes $150 million beginning in 2007 in subordinated notes payable issued by the Bank.

TABLE 16. REGULATORY CAPITAL AND CAPITAL RATIOS – COMPANY
(dollars in thousands)	2010	2009	2008	2007	2006
Tier 1 regulatory capital	$972,105	$1,242,268	$1,118,842	$911,141	$853,774
Tier 2 regulatory capital	261,921	270,532	280,103	238,967	77,827
Total regulatory capital	$1,234,026	$1,512,800	$1,398,945	$1,150,108	$931,601
Risk-weighted assets	$8,860,473	$9,552,632	$10,393,894	$9,023,862	$8,340,926
Ratios
Leverage ratio (Tier 1 capital to average assets)	8.69%	11.05%	9.87%	8.79%	8.76%
Tier 1 capital to risk-weighted assets	10.97	13.00	10.76	10.10	10.24
Total capital to risk-weighted assets	13.93	15.84	13.46	12.75	11.17

The reduction in Tier 1 capital and the decrease in regulatory capital ratios from December 31, 2009 stemmed mainly from the net loss for 2010 and an adjustment in the amount of deferred tax assets that is disallowed for regulatory capital calculations.  The rules governing regulatory capital treatment of deferred tax assets differ from and are more limiting than the generally accepted accounting guidance applied in evaluating the need for a deferred tax asset valuation allowance.  No valuation allowance was required in the financial statements as of December 31, 2010 or any of the prior year-ends presented above for comparison.  The section entitled “Income Taxes” in the later discussion of “Results of Operations” includes additional information on the Company’s process of evaluating the realizability of deferred tax assets.  The decrease in risk-weighted assets from the end of 2009 mainly reflected a reduction in outstanding loans.

The minimum capital ratios are generally 4% leverage, 4% Tier 1 capital and 8% total capital.  Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.  Bank holding companies must also have at least a 6% Tier 1 capital ratio and a 10% total capital ratio to be considered well-capitalized for various regulatory purposes.  As of December 31, 2010, the Company had the requisite capital levels to qualify as well-capitalized by its regulators.

TABLE 17. REGULATORY CAPITAL AND CAPITAL RATIOS – BANK
(dollars in thousands)	2010	2009	2008	2007	2006
Tier 1 regulatory capital	$916,956	$999,176	$1,077,856	$792,175	$775,536
Tier 2 regulatory capital	261,711	270,336	279,895	238,836	77,756
Total regulatory capital	$1,178,667	$1,269,512	$1,357,751	$1,031,011	$853,292
Risk-weighted assets	$8,843,656	$9,536,894	$10,377,245	$9,000,408	$8,321,419
Ratios
Leverage ratio (Tier 1 capital to average assets)	8.21%	8.90%	9.53%	7.66%	7.98%
Tier 1 capital to risk-weighted assets	10.37	10.48	10.39	8.80	9.32
Total capital to risk-weighted assets	13.33	13.31	13.08	11.46	10.25

                For a bank to qualify as well-capitalized under the current regulatory framework for prompt corrective supervisory action, its leverage, Tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively.  As a result of the ongoing difficult operating environment and recent operating losses, the Bank has committed to its primary regulator that it will maintain higher capital ratios with a leverage ratio of at least 8%, a Tier 1 regulatory capital ratio of at least 9%, and a total risk-based capital ratio of at least 12%.  As of December 31, 2010, the Bank exceeded the requisite capital levels to both satisfy these target minimums and to be eligible to be classified as well-capitalized by its regulators.  The capital raised by the Company in its common stock offering at the end of 2009 strengthened its capacity to serve as a source of financial support to the Bank.  During 2010, the Company contributed $165 million of capital to the Bank.

Dividends
The Company declared a nominal quarterly dividend of $.01 per share to common shareholders throughout 2010 and 2009.  The Company must currently obtain regulatory approval before increasing the common dividend rate above this level and must provide prior notice to its primary regulator in advance of declaring dividends on either its common or preferred stock.  Regulatory policy statements provide that generally bank holding companies should only pay dividends out of current operating earnings and that the level of dividends, if any, must be consistent with current and expected capital requirements.  Preferred dividends totaled $15.0 million for 2010.

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

Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan portfolio and the portfolio of investment securities and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, through use as collateral for borrowings, and through possible sale or securitization.  Table 5 above presents the contractual maturity structure of the loan portfolio and Table 12 presents contractual investment maturities.  At December 31, 2010, securities available for sale with a carrying value of $1.27 billion, out of a total available for sale portfolio of $1.97 billion, were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.

On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources.  The section above entitled “Deposits and Borrowings” discusses changes in these liability funding sources in 2010.

In late 2008, the FDIC took certain steps that were designed to support deposit retention and to enhance the liquidity of the nation’s insured depository institutions and thereby assist in stabilizing the overall economy following the severe disruption in the credit markets.  The FDIC temporarily increased deposit insurance coverage limits for all deposit accounts from $100,000 to $250,000 per depositor through December 31, 2009.  This expanded coverage was subsequently extended through December 31, 2013, and it was later made permanent as part of the Dodd-Frank Act.  In addition to the increased coverage limits, The FDIC also offered to provide unlimited deposit insurance coverage for noninterest-bearing transaction accounts and certain other specified deposits through the end of 2009.  The FDIC initially extended this unlimited coverage through June 30, 2010 and later approved an additional extension through at least December 31, 2010.  A provision of the Dodd-Frank Act authorized mandatory unlimited coverage of noninterest-bearing demand deposits and certain other deposit products for a period of two years beginning in 2011.

Wholesale funding currently available to the Bank includes FHLB advances, federal funds purchased from correspondents and borrowings through the Federal Reserve’s Term Auction Facility.  The Bank’s unused borrowing capacity from the FHLB at December 31, 2010 totaled approximately $1.6 billion and is secured by a blanket lien on loans secured by real estate.  The Bank’s unused borrowing capacity from the Federal Reserve Discount Window totaled approximately $.9 billion at December 31, 2010, based on the collateral pledged.  In addition, both the Company and the Bank have access to external funding sources in the financial markets.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows located in Item 8 of this annual report on Form 10-K present operating cash flows and summarize all significant sources and uses of funds for each year in the three-year period ended December 31, 2010.

In the fourth quarter of 2009, Whitney raised $218 million in an underwritten public offering of 28.75 million of the Company’s common shares.  At December 31, 2010, the Company had approximately $54 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and other corporate purposes, including making additional capital contributions to the Bank.  The Company made a $165 million capital contribution to the Bank in 2010 in response to continued operating losses.  Whitney reduced its quarterly common dividend to $.01 per share throughout 2009 and 2010.  The Company must currently obtain regulatory approval before increasing the common dividend above this rate and must provide prior notice to its primary regulator in advance of declaring dividends on either its common on preferred stock.

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

Contractual Obligations
Table 18 summarizes payments due from the Company and the Bank under specified long-term and certain other contractual obligations as of December 31, 2010.  Obligations under deposit contracts and short-term borrowings are not included.  The maturities of time deposits are scheduled in Table 14 above in the section entitled “Deposits and Borrowings.”  Purchase obligations represent legal and binding contracts to purchase services or goods that cannot be settled or terminated without paying substantially all of the contractual amounts.  Not included are a number of contracts entered into to support ongoing operations that either do not specify fixed or minimum amounts of goods or services or are cancelable on short notice without cause and without significant penalty.  During 2009, Whitney announced an initiative to replace the Bank’s core data processing application systems and invest in new customer service technology, which will be implemented over a two-year period.  Obligations under contracts associated with this initiative are included with purchase obligations in Table 18.  The consolidated statements of cash flows provide a picture of Whitney’s ability to fund these and other more significant cash operating expenses, such as interest expense and employee compensation and benefits, out of current operating cash flows.

TABLE 18. CONTRACTUAL OBLIGATIONS
	Payments due by period from December 31, 2010
		Less than	1 - 3	3 – 5	More than
(in thousands)	Total	1 year	years	years	5 years
Operating lease obligations	$81,924	$9,766	$16,918	$15,271	$39,969
Purchase obligations	27,936	14,329	12,362	1,245	-
Long-term debt service(a)	276,549	25,309	17,625	46,416	187,199
Other long-term liabilities (b) (c)	-	-	-	-	-
Total	$386,409	$49,404	$46,905	$62,932	$227,168
(a) Principal payments on callable subordinated debentures are scheduled by expected call dates.
(b) Obligations under the qualified defined benefit pension plan are not included. Whitney anticipates making a pension contribution of approximately $8.5 million during 2011. No material near-term payments are expected under the unfunded nonqualified pension plan. A $14.5 million nonqualified plan obligation was recorded at year-end 2010.
(c) The recorded obligation for postretirement benefits other than pensions was $15.8 million at December 31, 2010.
The funding to purchase benefits for current retirees, net of retiree contributions, has not been significant.

OFF-BALANCE SHEET ARRANGEMENTS

As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements.  Certain of these arrangements, such as noncancelable operating leases, are reflected in Table 18 above.  The most significant off-balance sheet obligations are the Bank’s commitments under traditional credit-related financial instruments.  Table 19 schedules these commitments as of December 31, 2010 by the periods in which they expire.  Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 19. CREDIT-RELATED COMMITMENTS
	Commitments expiring by period from December 31, 2010
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years
Loan commitments – revolving	$2,418,612	$1,656,100	$618,437	$143,550	$525
Loan commitments – nonrevolving	229,094	122,870	101,329	4,895	-
Credit card and personal credit lines	585,438	585,438	-	-	-
Standby and other letters of credit	336,226	163,239	123,896	49,091	-
Total	$3,569,370	$2,527,647	$843,662	$197,536	$525

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

Based on the simulation run at December 31, 2010, annual net interest income (TE) would be expected to increase approximately $1.0 million, or less than 1%, if interest rates instantaneously increased from current rates by 100 basis points.  The sensitivity is measured against the results of a base simulation run that uses forecasts of earning assets and funding sources as of the measurement date and that assumes a stable rate environment and structure.  A comparable simulation run as of December 31, 2009 produced results that indicated a decrease in net interest income (TE) of $8.1 million, or 1.8%, from a 100 basis point rate increase.  The change in the simulation results reflected mainly a shift in the composition of forecasted earning assets.  Although Whitney has historically tended to be moderately asset sensitive over the near term, the more recent simulations indicate a neutral to somewhat liability-sensitive position in a rising market rate scenario.  This change reflects to a large extent the increased use of rate floors on variable-rate loans and the extent to which these floors exceed the indexed rates in the current low rate environment.  Additional information on variable-rate loans and loans with rate floors is included in the section entitled “Net Interest Income (TE)” in the later discussion of “Results of Operations.”  The simulation assuming a 100 basis point decrease from current rates was suspended at both December 31, 2010 and December 31, 2009 in light of the historically low rate environment.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)

Whitney’s net interest income (TE) decreased $23.4 million, or 5%, in 2010 compared to 2009.  Average earning assets declined 4%, or $465 million, between these periods, while the net interest margin (TE) contracted 4 basis points to 4.08%.  The net interest margin is net interest income (TE) as a percent of average earning assets.  Tables 20 and 21 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).  The loan totals in Table 20 include loans held for sale.

The overall yield on earning assets decreased 24 basis points to 4.58% in 2010.  The reduced level of loans in the earning asset mix and the lower yields available on the reinvestment of repayments and maturities from the securities portfolio were the main factors behind this decrease.

Loan yields (TE) for 2010 were down only 4 basis points compared to 2009.  The rates on approximately 56%, or $4.1 billion, of the loan portfolio at year-end 2010 vary based on either LIBOR (28%) or prime rate (28%) benchmarks.  These percentages are generally consistent with those at year-end 2009.  The Bank’s increased use of rate floors on its loan products has partially muted the impact of the overall lower rate environment on loan yields.  At the end of 2010, approximately 64% of the outstanding balance of Whitney’s LIBOR/prime-based loans was subject to rate floors compared to 59% at the end of 2009.  The yield (TE) on the largely fixed-rate investment portfolio declined 50 basis points between 2009 and 2010.

The inflated level of nonaccrual loans has also reduced net interest income and lowered the effective asset yield and net interest margin.  Nonaccrual loans reduced Whitney’s net interest margin by approximately 20 basis points for both 2010 and 2009.

The cost of funds decreased 20 basis points from 2009 to a rate of .50% in 2010.  The decline reflected mainly the impact of the sustained low rate environment on deposit rates.  The overall cost of interest-bearing deposits was down 34 basis points between 2009 and 2010, with the cost of the more rate sensitive time deposits down 61 basis points.  Short-term borrowing costs decreased 10 basis points over this same period.  Noninterest-bearing demand deposits funded a favorable 31% of average earning assets in 2010 and 29% in 2009, although the benefit to the net interest margin has been muted somewhat by the low rate environment.  The percentage of funding from all noninterest-bearing sources increased to 37% in 2010 compared to 34% in 2009.

There are several factors that will challenge Whitney’s ability to increase net interest income and expand the net interest margin in the near future.  Continued weak loan demand will make it difficult to grow earning assets and maintain or increase the proportion of loans in the earning asset mix.  The rates on many variable-rate loans with rate floors currently exceed the underlying indexed market rates.  This will limit the benefit to Whitney’s loan yields from any rise in market rates as the economy recovers.  Whitney continues to manage its deposit rates and funding mix to maintain a favorable net interest margin, but the ability to further reduce funding costs has become limited after a sustained period of low market rates.

Whitney’s net interest income (TE) decreased $12.5 million, or 3%, in 2009 compared to 2008.  Average earning assets were 7%, or $745 million, higher in 2009, largely reflecting the Parish acquisition in late 2008, while the net interest margin (TE) contracted 43 basis points to 4.12%.

The overall yield on earning assets decreased 92 basis points to 4.82% in 2009 compared to 2008.  This decline resulted mainly from a steep reduction in benchmark rates for the large variable-rate segment of Whitney’s loan portfolio compared to 2008.  Loan yields (TE) for 2009 declined 103 basis points compared to 2008.  There was a small favorable shift in the earning asset mix between these periods.  The yield (TE) on the largely fixed-rate investment portfolio declined 39 basis points between 2008 and 2009.

TABLE 20. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a),
YIELDS AND RATES
	Year Ended			Year Ended			Year Ended
(dollars in thousands)	December 31, 2010			December 31, 2009			December 31, 2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$7,978,271	$391,553	4.91%	$8,812,986	$436,158	4.95%	$8,080,658	$483,372	5.98%
Mortgage-backed securities	1,826,836	69,098	3.78	1,583,532	68,571	4.33	1,477,998	70,798	4.79
U.S. agency securities	67,381	2,681	3.98	104,010	4,487	4.31	171,455	7,063	4.12
U.S. Treasury securities	-	-	-	-	-	-	507	18	3.65
Obligations of states and political
subdivisions (TE)	166,163	9,916	5.97	198,319	11,823	5.96	268,596	15,843	5.90
Other securities	62,851	2,829	4.50	60,380	2,332	3.86	48,819	2,036	4.18
Total investment securities	2,123,231	84,524	3.98	1,946,241	87,213	4.48	1,967,375	95,758	4.87
Federal funds sold and
short-term investments	300,599	833	.28	108,234	610	.56	74,587	1,753	2.35
Total earning assets	10,402,101	$476,910	4.58%	10,867,461	$523,981	4.82%	10,122,620	$580,883	5.74%
NONEARNING ASSETS
Other assets	1,455,307			1,304,145			1,067,233
Allowance for loan losses	(232,723)			(216,010)			(109,511)
Total assets	$11,624,685			$11,955,596			$11,080,342
LIABILITIES AND
SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,171,517	$3,786	.32%	$1,163,820	$4,266	.37%	$1,068,468	$6,523	.61%
Money market deposits	1,801,689	12,756	.71	1,659,663	15,527	.94	1,220,312	13,741	1.13
Savings deposits	867,697	1,229	.14	883,803	1,395	.16	917,531	3,926	.43
Other time deposits	732,103	9,424	1.29	844,236	16,693	1.98	774,512	24,222	3.13
Time deposits $100,000 and over	1,124,188	13,692	1.22	1,419,669	25,464	1.79	1,602,111	43,184	2.70
Total interest-bearing deposits	5,697,194	40,887	.72	5,971,191	63,345	1.06	5,582,934	91,596	1.64
Short-term and other borrowings	677,906	1,098	.16	991,958	2,531	.26	1,197,869	18,974	1.58
Long-term debt	204,462	10,179	4.98	195,571	9,990	5.11	160,880	9,651	6.00
Total interest-bearing liabilities	6,579,562	$52,164	.79%	7,158,720	$75,866	1.06%	6,941,683	$120,221	1.73%
NONINTEREST-BEARING
LIABILITIES AND
SHAREHOLDERS' EQUITY
Demand deposits	3,274,020			3,134,811			2,786,003
Other liabilities	100,929			119,772			127,479
Shareholders' equity	1,670,174			1,542,293			1,225,177
Total liabilities and
shareholders' equity	$11,624,685			$11,955,596			$11,080,342

Net interest income and margin (TE)		$424,746	4.08%		$448,115	4.12%		$460,662	4.55%
Net earning assets and spread	$3,822,539		3.79%	$3,708,741		3.76%	$3,180,937		4.01%
Interest cost of
funding earning assets			.50%			.70%			1.19%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $431,311 in 2010, $383,555 in 2009 and $173,741 in 2008.

TABLE 21. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	Year Ended December 31,			Year Ended December 31,
	2010 Compared to 2009			2009 Compared to 2008
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
INTEREST INCOME (TE)
Loans (TE)	$(40,994)	$(3,611)	$(44,605)	$41,203	$(88,417)	$(47,214)
Mortgage-backed securities	9,805	(9,278)	527	4,848	(7,075)	(2,227)
U.S. agency securities	(1,480)	(326)	(1,806)	(2,896)	320	(2,576)
U.S. Treasury securities	-	-	-	(9)	(9)	(18)
Obligations of states and political
subdivisions (TE)	(1,919)	12	(1,907)	(4,188)	168	(4,020)
Other securities	99	398	497	455	(159)	296
Total investment securities	6,505	(9,194)	(2,689)	(1,790)	(6,755)	(8,545)
Federal funds sold and
short-term investments	656	(433)	223	567	(1,710)	(1,143)
Total interest income (TE)	(33,833)	(13,238)	(47,071)	39,980	(96,882)	(56,902)

INTEREST EXPENSE
NOW account deposits	28	(508)	(480)	540	(2,797)	(2,257)
Money market deposits	1,245	(4,016)	(2,771)	4,378	(2,592)	1,786
Savings deposits	(25)	(141)	(166)	(139)	(2,392)	(2,531)
Other time deposits	(2,004)	(5,265)	(7,269)	2,023	(9,552)	(7,529)
Time deposits $100,000 and over	(4,631)	(7,141)	(11,772)	(4,500)	(13,220)	(17,720)
Total interest-bearing deposits	(5,387)	(17,071)	(22,458)	2,302	(30,553)	(28,251)
Short-term borrowings	(665)	(768)	(1,433)	(2,796)	(13,647)	(16,443)
Long-term debt	447	(258)	189	1,898	(1,559)	339
Total interest expense	(5,605)	(18,097)	(23,702)	1,404	(45,759)	(44,355)
Change in net interest income (TE)	$(28,228)	$4,859	$(23,369)	$38,576	$(51,123)	$(12,547)

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) The change in interest shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

The disruption in credit markets in the latter part of 2008 was reflected in wider than normal spreads for LIBOR rates, which benefited Whitney’s net interest income and margin for the fourth quarter of 2008 and parts of the third quarter.  Management estimates that the wider than normal LIBOR spreads added 10 basis points to 2008’s annual net interest margin.

The cost of funds decreased 49 basis points from 2008 to 2009.  This decrease reflected mainly the impact of the extended period of low market rates that began in 2008 in response to the slowing economy and a trend toward liquidity and safety by investors and savers.  The overall cost of interest-bearing deposits was down 58 basis points between 2008 and 2009, with the cost of the more rate sensitive time deposits down 98 basis points.  Short-term borrowing costs decreased 132 basis points over this same period.  Noninterest-bearing demand deposits funded 29% of average earning assets in 2009 and 28% in 2008.  The percentage of funding from all noninterest-bearing sources increased to 34% in 2009 compared to 31% in 2008.

PROVISION FOR CREDIT LOSSES

The provision for credit losses totaled $315 million in 2010, which represented an increase of $56 million from 2009.  The allowance for loan losses increased to 3.00% of total loans held for investment at December 31, 2010, from 2.66% at December 31, 2009.  The overall provision for credit losses and the allowance for loan losses at December 31, 2010 were driven by several factors.  The reclassification of loans as held for sale in the fourth quarter of 2010 had an impact of approximately $112 million on the 2010 provision reflecting the cost associated with aggressively dealing with problem credits through bulk sale transactions versus individual problem credit resolutions.  Historical loss factors have increased with the elevated level of charge-offs in 2010 and 2009 that were related mainly to the significant decline in real estate values in Florida and certain other markets.   The level of classified loans also remains elevated, although the current portfolio of classified loans reflects more the normal stress on C&I and other credits associated with a slow recovery from a prolonged period of economic weakness rather than the impact of the severe real estate issues that persist in Florida and certain other areas of Whitney’s markets.  Information considered in assessing qualitative loss factors began to show some positive trends in 2010 related mainly to the economy, although management on the whole maintained a cautious outlook in light of uncertainties remaining in the broader and local economies and the Bank’s continued efforts to ensure appropriate internal credit risk identification processes.

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

NONINTEREST INCOME

Table 22 shows the components of noninterest income for each year in the three-year period ended December 31, 2010, along with the percent changes between years for each component.  In 2010, Whitney recognized a $1.3 million gain on the settlement of insurance claims related to hurricanes in prior years.  The 2008 noninterest income total included a $2.3 million gain from the mandatory redemption of a portion of the Bank’s Visa shares in connection with Visa’s restructuring and initial public offering.  Excluding these unusual gains and the income associated with foreclosed assets and surplus property, noninterest income grew 2%, or $1.9 million, in 2010 and 15%, or $15.4 million, in 2009.  Parish’s operations contributed approximately $8.0 million to the increase for 2009.

TABLE 22. NONINTEREST INCOME
(dollars in thousands)	2010	% change		2009	% change	2008
Service charges on deposit accounts	$33,920	(10	) %	$37,699	11%	$34,050
Bank card fees	24,934	25		19,886	13	17,670
Trust service fees	11,868	(1)		11,984	(7)	12,948
Secondary mortgage market operations	9,849	5		9,406	92	4,899
Investment services income	7,354	20		6,129	2	6,035
Credit-related fees	7,222	15		6,304	6	5,921
ATM fees	4,582	(19)		5,657	(1)	5,693
Other fees and charges	4,902	(12)		5,543	20	4,628
Earnings from bank-owned life insurance program	6,610	(8)		7,207	84	3,908
Other operating income	7,825	36		5,754	(18)	6,979
Net gain on sales and other revenue from foreclosed assets	1,222	(a	)	2,036	(a )	4,302
Net gain on disposals of surplus property	218	(a	)	2,011	(a )	72
Securities transactions	-	(a	)	334	(a )	67
Total noninterest income	$120,506	-%		$119,950	12%	$107,172
(a) Percentage change not meaningful.

As noted earlier, the Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry and includes provisions that have had or likely will have an impact on the nature and pricing of services offered by the Bank and other financial services industry participants.  The new, independent Consumer Financial Protection Bureau that was established by the Dodd-Frank Act will have broad rulemaking, supervisory and enforcement authority over consumer financial products, including deposit products, residential mortgages, home-equity loans and credit cards. The Dodd-Frank Act directs applicable regulatory authorities to promulgate a large number of regulations implementing its provisions over time.  The section entitled “Recent Regulatory Developments” in the discussion of “Supervision and Regulation” located in Item 1 of this annual report on Form 10-K includes more detailed information on the provisions of the Dodd-Frank Act.

Income from service charges on deposit accounts decreased 10%, or $3.8 million, in 2010.  This followed an increase of 11%, or $3.6 million, in 2009 compared to 2008.  Service charges include periodic account maintenance fees for both commercial and personal customers, charges for specific transactions or services such as processing return items or wire transfers, and other revenue associated with deposit accounts, such as commissions on check sales.

Charges earned on specific transactions and services decreased approximately $2.0 million, or 11%, in 2010.  The main component of this income category is fees earned on items returned for insufficient funds and for overdrafts, and the overall decrease was mainly the result of the new consumer protection regulations implemented during the third quarter of 2010.  This component of service charge income increased 4%, or $.7 million, in 2009 compared to 2008.  Without Parish’s contribution, there would have been a decrease of over $1.0 million in 2009 reflecting in part conservative customer behavior in a period of heightened economic uncertainty.  Broad trends in how customers execute transactions have also been reducing charging opportunities in recent years.

Commercial account service charges decreased $1.3 million, or 10%, in 2010.  The fees charged on a large number of Whitney’s commercial accounts are based on an analysis of account activity, and these customers are allowed to offset accumulated charges with an earnings credit based on balances maintained in the account.  The decline in commercial fees was driven in large part by an increase in the earnings credit allowance as both the earnings credit rate and the account balances maintained were higher on average in 2010 compared to 2009.  Commercial account fees for 2009 were up $3.1 million compared to 2008.  Earnings credit rates and the earnings credit allowance decreased with the sharp decline in market rates, although the impact was muted by increased customer liquidity and higher account balances maintained in 2009.

Personal account service charges have been relatively stable, with aggressive competition holding down the pricing for fees charged to service these deposit accounts.

Bank card fees for 2010 were up 25%, or $5.0 million, from 2009, although approximately $1.8 million of this increase reflected a change in the reporting of certain transactions by a new processor, with the offset in the ATM fees category.  Excluding the impact of this change in mid-2009, bank card fees increased 16%, or $3.2 million, in 2010 and 4%, or $.8 million, in 2009 compared to 2008.  The improvement in 2010 was driven primarily by higher transaction volume supported in part by recent marketing campaigns.  The Parish acquisition contributed to the increase in bank card fees in 2009.  This income category includes fees from activity on Bank-issued debit and credit cards as well as from merchant processing services.

Under authority granted to it by the Dodd-Frank Act, the Federal Reserve proposed a new regulation in late 2010 regarding interchange fees charged for electronic debit transactions by card issuers.  This regulation would establish standards for determining whether such interchange fees are reasonable and proportional to the transaction costs incurred by the issuer.  The two alternative standards proposed both would result in a substantial reduction in the fee income earned on debit transactions by issuers such as Whitney.  If made final, the new standards are scheduled to become effective on July 21, 2011.

Trust service fees were relatively stable in 2010, after declining 7%, or $1.0 million, in 2009 under difficult financial market conditions.  Whitney has positioned relationship officers to attract and service trust and wealth management customers across its market area.

Fee income generated by Whitney’s secondary mortgage market operations was up 5%, or $.4 million, in 2010, after growing $4.5 million in 2009, or nearly double the level in 2008.  The low interest rate environment supported strong refinancing activity in both 2010 and 2009.  The increase for 2009 also reflected the benefit from the addition of Parish’s mortgage operations and some general improvement in the overall housing market after a period of relatively broad weakness that persisted throughout 2008. Whitney has positioned resources in those parts of its market area with the best potential for loan production.  As the overall economy improves and market rates begin to rise, the level of refinancing activity and related fee income is expected to decline.

The growth in investment services income for 2010 reflected mainly the efforts of new investment advisors added to the Whitney team over the last two years as well as a renewal of investor confidence in the financial markets.  The increase in credit-related fees in 2010 came mainly from improved pricing on the credit facilities for commercial customers.

Whitney implemented a bank-owned life insurance program in May 2008, and earnings on the $150 million used to purchase policies under this program increased $3.3 million in 2009 compared to 2008.  The $.6 million decrease in program income in 2010 reflected the impact of the low interest rate environment on earnings crediting rates.

                In the latter part of 2009, the Bank began offering interest rate swap agreements to commercial banking customers seeking to manage their interest rate risk.  Income related to this service added $1.8 million to other operating income in 2010 and $.5 million in 2009.  The insurance settlement gain and the Visa share redemption gain mentioned above are included in the totals for other operating income for 2010 and 2008, respectively.

The net gain on sales and other revenue from foreclosed assets includes income from grandfathered assets carried at a nominal value.  Such income totaled $1.4 million in 2010, $1.9 million in 2009 and $3.8 million in 2008, with the fluctuations mainly reflecting opportunities for asset sales.

NONINTEREST EXPENSE

Table 23 shows the components of noninterest expense for each year in the three-year period ended December 31, 2010, along with the percent changes between years for each component.  Noninterest expense increased 11%, or $46.9 million, in 2010, following an increase of 19%, or $65.3 million, from 2008 to 2009.  The Company recognized $4.1 million of expenses in 2010 associated with the recently announced merger agreement with Hancock.  Incremental operating costs associated with Parish’s operations, including the amortization of acquired intangibles, totaled approximately $23.8 million in 2009.

Loan collection costs, together with foreclosed asset management expenses, provisions for valuation losses on foreclosed assets, and legal fees associated with problem credits, totaled approximately $49 million for 2010, up $21 million from 2009.  The total of $28 million in 2009 also represented an increase of approximately $21 million from 2008.  As noted previously, management anticipates material reductions in future problem asset resolution expenses as the Bank disposes of problem loans held for sale.  Noninterest expense for 2010 also included $4.5 million for estimated losses on repurchase obligations associated with certain mortgage loans that had been originated and sold by an acquired entity before the acquisition date.  See Note 20 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K for a discussion of the reserve for losses on mortgage repurchase obligations.

TABLE 23. NONINTEREST EXPENSE
(dollars in thousands)	2010	% change	2009	% change	2008
Employee compensation	$163,211	3%	$158,116	5%	$150,614
Employee benefits	38,724	(10)	43,223	32	32,808
Total personnel	201,935	-	201,339	10	183,422
Net occupancy	39,258	1	38,810	8	35,906
Equipment and data processing	29,029	13	25,770	3	25,035
Legal and other professional services	34,190	75	19,556	44	13,612
Deposit insurance and regulatory fees	23,412	(3)	24,260	352	5,373
Telecommunication and postage	11,435	(7)	12,288	11	11,118
Corporate value and franchise taxes	6,445	(26)	8,684	(7)	9,312
Amortization of intangibles	5,194	(41)	8,767	13	7,785
Provision for valuation losses on foreclosed assets	25,128	116	11,660	825	1,260
Nonlegal loan collection and other foreclosed asset costs	13,225	57	8,418	212	2,696
Merger transaction expense	4,086	(a )	-	-	-
Security and other outsourced services	19,294	13	17,094	8	15,758
Bank card processing services	6,724	34	5,019	16	4,319
Advertising and promotion	7,030	69	4,167	(14)	4,824
Operating supplies	3,933	(5)	4,136	(2)	4,223
Loss on mortgage loan repurchase obligations	4,500	(a )	-	-	-
Miscellaneous operating losses	2,993	(4)	3,116	(41)	5,269
Other operating expense	25,518	9	23,310	10	21,182
Total noninterest expense	$463,329	11%	$416,394	19%	$351,094
(a) Percentage change not meaningful.

Employee compensation increased 3%, or $5.1 million, in 2010, after increasing 5%, or $7.5 million, in 2009.  Employee compensation includes base pay and contract labor costs, compensation earned under sales-based and other employee incentive programs, and compensation expense under management incentive plans.

Compensation other than that earned under management incentive plans increased 3%, or $4.8 million, in 2010.  This followed an increase of 9%, or $12.4 million, from 2008 to 2009, with approximately $7.7 million of the total increase related to the staff of acquired operations.  Normal salary adjustments for both 2010 and 2009 have been held to a modest level in this difficult operating environment, and the full-time equivalent staff level has been generally stable to slightly lower over the last three years, excluding the impact of acquired staff in late 2008. The increases in sales-based incentive compensation in both 2010 and 2009 were consistent with the level of growth in fee-based income categories discussed earlier.

Compensation expense associated with management incentive programs increased slightly in 2010 after decreasing by $4.9 million in 2009 compared to 2008, with each change related to share-based compensation.  No bonus was earned under the cash bonus incentive program for 2010, 2009 or 2008.  The lower level of share-based compensation in 2010 and 2009 compared to 2008 was largely a result of tightened performance criteria coupled with the difficult operating environment during this period.  The level of share-based compensation also reflected the estimated cost of more recent awards relative to the cost of prior awards that vested in 2010 and 2009.  Share-based incentives currently include restricted stock units, both performance-based and tenure-based, and stock options.  See Notes 2 and 16 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K for more information on share-based compensation.

Employee benefits expense decreased 10%, or $4.5 million, in 2010, after increasing 32%, or $10.4 million, in 2009.  The addition of the Parish staff added approximately $1.3 million to benefits expense for 2009.  The major components of employee benefits expense, in addition to payroll taxes, are the cost of providing pension benefits through both the defined-benefit plans and a 401(k) employee savings plan and the cost of providing health benefits for active and retired employees.

The decrease in employee benefits expense in 2010 was driven mainly by a reduction in the cost of providing pension benefits, which was down $3.9 million compared to 2009.  The reduced pension cost reflected in part the impact of an actuarial gain in 2009 from pension trust fund investment performance that was well in excess of the long-term expected rate of return used in the actuarial valuations.  In 2008, the performance of the trust fund was substantially below the long-term expected rate of return, reflecting conditions in the equity and corporate debt markets.  This resulting actuarial loss contributed to an increase of $3.1 million in the actuarially determined periodic expense for the defined-benefit pension plan in 2009 compared to 2008.  As described more fully in Note 15 to the consolidated financial statements, Whitney amended its qualified defined-benefit pension plan in late 2008 to limit future eligibility and to freeze benefit accruals for certain current participants.  At the same time, the employee savings plan was amended to authorize the Company to make discretionary profit sharing contributions, beginning in 2009, on behalf of participants in the savings plan who are ineligible to participate in the qualified defined-benefit plan or subject to the freeze in benefit accruals.  The discretionary profit sharing contribution added $2.6 million to 2009 expense compared to 2008.

Net occupancy expense increased 1%, or $.4 million, in 2010, and 8%, or $2.9 million, in 2009 compared to 2008.  The incremental impact of acquired operations totaled approximately $2.1 million in 2009.

Equipment and data processing expense increased 13%, or $3.2 million, in 2010.  Equipment and data processing expense in 2009 was up 3%, or $.7 million, over 2008.  The costs added in 2010 related mainly to Whitney’s ongoing major technology upgrade project which has been placed on hold pending completion of integration studies in connection with the proposed merger with Hancock.  During 2010 and 2009 the Company also opened a new operations center and implemented new technologies to improve operations and enhance applications.  Cost savings were achieved on certain major contract renewals and with the elimination of redundant or obsolete systems and equipment as well as some costs associated with the Bank’s response to operational difficulties encountered in the aftermath the major hurricanes in 2005.

The total expense for professional services, both legal and other services, increased $14.6 million in 2010 and $5.9 million in 2009.  Legal expense increased $3.5 million to a total of $13.2 million in 2010 and was up $4.9 million in 2009.  Each increase came mainly from higher costs associated with problem loan collection efforts.  The legal expense category also includes the cost of services for general corporate matters.  The expense for nonlegal professional services was up $11.1 million in 2010, following a $1.1 million increase in 2009 compared to 2008.  Costs for services associated with compliance and other regulatory matters and Whitney’s major technology upgrade project totaled approximately $12 million in 2010, which was an increase of over $10 million from 2009.  Consultants have also been engaged over the past three years to assist in strategic planning, the upgrade of major customer interface tools, and the development and implementation of product enhancements and process improvements.  Professional services expense in 2008 included approximately $1.0 million for assistance integrating the systems of acquired operations.

Deposit insurance assessments and other regulatory fees in 2010 were down $.8 million from 2009.  The expense total for 2009 included $5.5 million for the special emergency FDIC assessment imposed on the industry in that period.  Excluding the special assessment, this expense category increased $4.7 million in 2010 related mainly to intervening changes in some of the Bank-specific variables that underlie the assessment calculation.  Bank failures and economic conditions in recent years put pressure on deposit insurance reserve ratios and prompted the FDIC to introduce a higher assessment rate structure in 2009.  This new rate structure and the industry-wide special emergency FDIC assessment drove the $18.9 million increase in deposit insurance and other regulatory fees for 2009.  Whitney also elected to participate in the FDIC’s Transaction Account Guarantee Program (TAGP) that provided for unlimited deposit insurance coverage for specified deposit categories.  This program began October 14, 2008 and ended December 31, 2010, although the Bank did not participate in the final six month extension.  Provisions in the Dodd-Frank Act permanently increased the deposit insurance limit from $100,000 to $250,000 and authorized unlimited coverage of noninterest-bearing demand deposits and certain other deposit products for a period of two years beginning in 2011.

The FDIC issued a final rule in February 2011 that, among other provisions, redefines the deposit insurance assessment base as average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act, adopts a new assessment rate schedule and revises the risk-based assessment for all large insured depository institutions (IDIs).  Large IDIs are generally those institutions with at least $10 billion in total assets, which would include the Bank.  These changes will become effective for the Bank’s assessment period covering the second quarter of 2011.  The FDIC will use a scorecard to assess a large IDI’s risk measures.  The total score will combine a performance score and a loss severity score.  The performance score incorporates measures of an IDI’s financial performance and its ability to withstand both asset-related and funding-related stress.  The loss severity score quantifies the relative magnitude of potential losses to the FDIC in the event of a large IDI’s failure.  The FDIC will have the ability to adjust a large IDI’s total score up or down based on significant risk factors that are not captured in the scorecard.  The initial annualized base insurance assessment rate for a large IDI will range from 5 to 35 basis points (basis points representing cents per $100 of the assessment base).  After certain adjustments, the actual assessment base will range from 2.5 to 45 basis points.  As deposit insurance reserve ratios improve, the assessment rate schedules will be lowered.  The Company has not yet determined how the Bank’s deposit insurance assessments under this new regime compare with the current assessments and cannot currently estimate the impact on future expense levels.

Amortization of intangibles is associated mainly with the value of deposit relationships acquired in bank and branch acquisitions.  Amortization expense of $3.4 million is scheduled for 2011.  Note 3 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K reviews recently completed acquisitions and Note 10 presents additional information on intangible assets subject to amortization.

The increase in advertising and promotion expense in 2010 reflected in part the Bank’s agreement to be the official bank of the New Orleans Saints and related promotional activities as well as several other successful marketing campaigns directed toward both commercial and personal customers.

In 2008, miscellaneous operating losses included $2.1 million of uninsured casualty losses and certain expenses associated with tropical storms that struck parts of the Company’s market area.  Whitney also took charges of $.3 million in 2009 and $1.9 million in 2008 related to the planned closure of branch facilities.  As discussed in Note 20 to the consolidated financial statements located in Item 8 of this annual report on Form 10-K, in 2008, the Company reversed a liability for $1.0 million that had been established in 2007 with respect to an indemnification agreement with Visa.

INCOME TAXES

The Company provided for income tax expense or benefit at an effective rate of 40.2% in 2010, 44.5% in 2009 and 24.6% in 2008.  Whitney’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt interest income and the availability of tax credits.  Interest income from the financing of state and local governments and earnings from the bank-owned life insurance program are the major components of tax-exempt income.  The main source of tax credits has been investments in affordable housing projects and in projects that primarily benefit low-income communities or help the recovery and redevelopment of communities in the Gulf Opportunity Zone.  Tax-exempt income and tax credits tend to increase the effective tax benefit rate from the statutory rate in loss periods and to reduce the effective tax expense rate in profitable periods.  The impact on the effective rate becomes more pronounced as the pre-tax income or loss becomes smaller, leading to lower expense rates and higher tax benefit rates.  Table 24 reconciles reported income tax expense to that computed at the statutory federal tax rate for each year in the three-year period ended December 31, 2010.

TABLE 24. INCOME TAXES
(in thousands)	2010	2009	2008
Income tax expense (benefit) at 35% of pre-tax income	$(82,942)	$(39,204)	$27,203
Increase (decrease) resulting from
Tax exempt income	(4,740)	(5,399)	(4,411)
Tax credits	(5,711)	(4,868)	(4,358)
State income tax and miscellaneous items	(1,819)	(395)	704
Income tax expense (benefit) reported	$(95,212)	$(49,866)	$19,138

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

As of December 31, 2010, Whitney had $150 million in net deferred tax assets.  Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized.  Management’s evaluation as of December 31, 2010 is discussed in the section entitled “Deferred Tax Asset Valuation” in the earlier discussion of “Critical Accounting Policies and Significant Estimates.”   If Whitney is unable to generate, or is unable to demonstrate that it can generate, sufficient taxable income in the near future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance against its deferred tax assets with a corresponding increase to income tax expense.

FOURTH QUARTER RESULTS

Whitney reported a net loss of $88.5 million for the fourth quarter of 2010, compared to a net loss of $29.0 million in the third quarter of 2010 and net income of $.3 million in the fourth quarter of 2009.  Including dividends on preferred stock, the loss to common shareholders was $92.6 million, or $.96 per diluted common share, for the fourth quarter of 2010, compared to losses of $33.1 million, or $.34 per diluted share, for the third quarter of 2010 and $3.7 million, or $.04 per diluted common share, for the fourth quarter of 2009.

The following discussion highlights factors impacting recent trends in Whitney’s operating results:

•
Net interest income (TE) for the fourth quarter of 2010 was virtually unchanged from the third quarter of 2010.  The net interest margin (TE) declined 6 basis points to 3.99%, while average earning assets were up 1.5% between these periods.  The margin compression during the fourth quarter reflected both a shift in the mix of earning assets and a decline in the investment portfolio yield.

•
Whitney provided $148.5 million for credit losses in the fourth quarter of 2010, compared to $70.0 million in the third quarter of 2010, and $39.5 million in the fourth quarter of 2009.  The majority of the provision in 2010’s fourth quarter, or approximately $112 million, reflected the reclassification of loans as held for sale, as discussed earlier.  Approximately $23 million of the current quarter’s provision was related to increases in qualitative and quantitative loss factors which were impacted in part by the valuation of the loans reclassified as held for sale.  Classified loans decreased a net $262 million during the fourth quarter of 2010, reflecting mainly the held-for-sale transfer.  Net loan charge-offs in the fourth quarter of 2010 were $155 million, or 8.14% of average loans on an annualized basis, compared to $77 million, or 3.89% of average loans, in the third quarter of 2010.  Approximately $139 million of gross charge-offs in the fourth quarter of 2010 were recognized in connection with the held-for-sale transfer.

•
Noninterest income for 2010’s fourth quarter increased 11%, or $3.2 million, from the third quarter of 2010.  Most recurring sources of income registered increases, reflecting improved market conditions, the benefit of recent marketing campaigns and seasonal transaction activity.  Deposit service charge income was up $.4 million, bank card fees increased $.4 million, trust service fees increased $.3 million and secondary mortgage market income was up $.7 million during the current quarter.  The fourth quarter of 2010 also included a $.6 million distribution from an investment in a local small business investment company and $.3 million in sales of grandfathered assets.

•
Total noninterest expense for the fourth quarter of 2010 increased 15%, or $17.2 million, from the third quarter of 2010.  Total personnel expense increased $2.9 million, related mainly to an increase in share-based incentive compensation and severance pay associated with the ongoing major technology upgrade projects.  Loan collection costs, including legal services, and foreclosed asset expenses and provisions for valuation losses totaled $20.5 million in the current quarter, up $9.2 million from the third quarter of 2010.  Noninterest expense for the fourth quarter of 2010 also included an additional $1.0 million of training expenses associated with the technology upgrade project.

The Summary of Quarterly Financial Information appearing in Item 8 of this annual report on Form 10-K provides selected comparative financial information for each of the four quarters in 2010 and 2009.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for this item is included in the section entitled “Asset/Liability Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears in Item 7 of this annual report on Form 10-K and is incorporated here by reference.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (Unaudited)
	2010 Quarters
(dollars in thousands, except per share data)	4th		3rd		2nd		1st
Net interest income	$104,101		$104,246		$105,869		$106,629
Net interest income (TE)	105,166		105,186		106,810		107,584
Provision for credit losses	148,500		70,000		59,000		37,500
Noninterest income	31,847		28,651		31,761		28,247
Net securities gains in noninterest income	-		-		-		-
Noninterest expense	130,358		113,118		110,147		109,706
Income tax expense (benefit)	(54,421)		(21,217)		(13,524)		(6,050)
Net income (loss)	$(88,489)		$(29,004)		$(17,993)		$(6,280)
Net income (loss) to common shareholders	$(92,556)		$(33,071)		$(22,060)		$(10,347)
Average balances
Total assets	$11,774,859		$11,563,331		$11,503,150		$11,656,777
Earning assets	10,481,277		10,331,541		10,314,161		10,482,211
Loans	7,638,375		7,881,160		8,051,668		8,210,283
Deposits	9,078,371		8,884,439		8,895,731		9,026,703
Shareholders' equity	1,649,829		1,670,244		1,676,468		1,684,537
Ratios
Return on average assets	(2.98	) %	(1.00	) %	(.63	) %	(.22	) %
Return on average common equity	(27.13)		(9.55)		(6.41)		(3.02)
Net interest margin	3.99		4.05		4.15		4.15
Earnings (loss) per common share
Basic	$(.96)		$(.34)		$(.23)		$(.11)
Diluted	(.96)		(.34)		(.23)		(.11)
Cash dividends per common share	.01		.01		.01		.01
Common stock trading data
High price	$14.43		$10.04		$15.29		$14.53
Low price	7.84		7.04		9.25		9.05
End-of-period closing price	14.15		8.17		9.25		13.79
Trading volume	64,981,238		67,483,532		75,477,402		67,377,896
All prices as reported on The Nasdaq Global Select Market.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (Unaudited) (continued)
	2009 Quarters
(dollars in thousands, except per share data)	4th	3rd		2nd		1st
Net interest income	$111,391	$109,854		$110,572		$111,615
Net interest income (TE)	112,396	110,975		111,820		112,924
Provision for credit losses	39,500	80,500		74,000		65,000
Noninterest income	29,026	29,227		32,431		29,266
Net securities gains in noninterest income	139	195		-		-
Noninterest expense	104,143	103,596		111,807		96,848
Income tax expense (benefit)	(3,544)	(14,991)		(21,503)		(9,828)
Net income (loss)	$318	$(30,024)		$(21,301)		$(11,139)
Net income (loss) to common shareholders	$(3,749)	$(34,091)		$(25,368)		$(15,164)
Average balances
Total assets	$11,733,149	$11,796,108		$12,140,311		$12,159,252
Earning assets	10,635,573	10,723,215		11,062,643		11,054,605
Loans	8,434,397	8,661,806		8,945,911		9,068,755
Deposits	9,017,220	9,076,350		9,212,882		9,119,000
Shareholders' equity	1,629,312	1,485,525		1,520,609		1,533,293
Ratios
Return on average assets	.01%	(1.01	) %	(.70	) %	(.37	) %
Return on average common equity	(1.11)	(11.36)		(8.30)		(4.96)
Net interest margin	4.20	4.11		4.05		4.13
Earnings (loss) per common share
Basic	$(.04)	$(.50)		$(.38)		$(.22)
Diluted	(.04)	(.50)		(.38)		(.22)
Cash dividends per common share	.01	.01		.01		.01
Common stock trading data
High price	$9.69	$11.27		$15.33		$16.16
Low price	7.78	7.94		8.33		8.17
End-of-period closing price	9.11	9.54		9.16		11.45
Trading volume	79,863,609	49,059,850		62,308,611		48,896,275
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

Management used the framework of criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an evaluation of the effectiveness of internal control over financial reporting.  Based on that evaluation, management concluded that internal control over financial reporting for the Company as of December 31, 2010 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and Board of Directors
  of Whitney Holding Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Whitney Holding Corporation and its subsidiaries (the "Company") at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting."  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 1, 2011

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
(dollars in thousands)	2010	2009

ASSETS
Cash and due from financial institutions	$210,368	$216,347
Federal funds sold and short-term investments	445,392	212,219
Loans held for sale	198,351	33,745
Investment securities
Securities available for sale	1,968,245	1,875,495
Securities held to maturity, fair values of $638,195 and $180,384, respectively	641,357	174,945
Total investment securities	2,609,602	2,050,440
Loans, net of unearned income	7,234,726	8,403,443
Allowance for loan losses	(216,843)	(223,671)
Net loans	7,017,883	8,179,772

Bank premises and equipment	232,475	223,142
Goodwill	435,678	435,678
Other intangible assets	8,922	14,116
Accrued interest receivable	29,078	32,841
Other assets	611,030	493,841
Total assets	$11,798,779	$11,892,141

LIABILITIES
Noninterest-bearing demand deposits	$3,523,518	$3,301,354
Interest-bearing deposits	5,879,885	5,848,540
Total deposits	9,403,403	9,149,894

Short-term borrowings	543,492	734,606
Long-term debt	219,571	199,707
Accrued interest payable	9,722	11,908
Accrued expenses and other liabilities	98,257	114,962
Total liabilities	10,274,445	10,211,077

SHAREHOLDERS' EQUITY
Preferred stock, no par value
Authorized, 20,000,000 shares; issued and outstanding, 300,000 shares	296,242	294,974
Common stock, no par value
Authorized - 200,000,000 shares
Issued - 97,142,069 and 96,947,377 shares, respectively	2,800	2,800
Capital surplus	620,547	617,038
Retained earnings	628,546	790,481
Accumulated other comprehensive loss	(11,104)	(11,532)
Treasury stock at cost - 500,000 shares	(12,697)	(12,697)
Total shareholders' equity	1,524,334	1,681,064
Total liabilities and shareholders' equity	$11,798,779	$11,892,141
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
(dollars in thousands, except per share data)	2010	2009	2008
INTEREST INCOME
Interest and fees on loans	$391,123	$435,613	$483,009
Interest and dividends on investment securities
Taxable securities	74,608	75,390	82,461
Tax-exempt securities	6,445	7,685	8,643
Interest on federal funds sold and short-term investments	833	610	1,753
Total interest income	473,009	519,298	575,866
INTEREST EXPENSE
Interest on deposits	40,887	63,345	91,596
Interest on short-term borrowings	1,098	2,531	18,974
Interest on long-term debt	10,179	9,990	9,651
Total interest expense	52,164	75,866	120,221
NET INTEREST INCOME	420,845	443,432	455,645
PROVISION FOR CREDIT LOSSES	315,000	259,000	134,000
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	105,845	184,432	321,645
NONINTEREST INCOME
Service charges on deposit accounts	33,920	37,699	34,050
Bank card fees	24,934	19,886	17,670
Trust service fees	11,868	11,984	12,948
Secondary mortgage market operations	9,849	9,406	4,899
Other noninterest income	39,935	40,641	37,538
Securities transactions	-	334	67
Total noninterest income	120,506	119,950	107,172
NONINTEREST EXPENSE
Employee compensation	163,211	158,116	150,614
Employee benefits	38,724	43,223	32,808
Total personnel	201,935	201,339	183,422
Net occupancy	39,258	38,810	35,906
Equipment and data processing	29,029	25,770	25,035
Legal and other professional services	34,190	19,556	13,612
Deposit insurance and regulatory fees	23,412	24,260	5,373
Telecommunication and postage	11,435	12,288	11,118
Corporate value and franchise taxes	6,445	8,684	9,312
Amortization of intangibles	5,194	8,767	7,785
Provision for valuation losses on foreclosed assets	25,128	11,660	1,260
Nonlegal loan collection and other foreclosed asset costs	13,225	8,418	2,696
Merger transaction expense	4,086	-	-
Other noninterest expense	69,992	56,842	55,575
Total noninterest expense	463,329	416,394	351,094
INCOME (LOSS) BEFORE INCOME TAXES	(236,978)	(112,012)	77,723
INCOME TAX EXPENSE (BENEFIT)	(95,212)	(49,866)	19,138
NET INCOME (LOSS)	$(141,766)	$(62,146)	$58,585
Preferred stock dividends	16,268	16,226	588
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(158,034)	$(78,372)	$57,997
EARNINGS (LOSS) PER COMMON SHARE
Basic	$(1.64)	$(1.08)	$.89
Diluted	(1.64)	(1.08)	.88
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	96,626,872	72,824,964	64,767,708
Diluted	96,626,872	72,824,964	65,087,861
CASH DIVIDENDS PER COMMON SHARE	$.04	$.04	$1.13
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

			Common		Accumulated
			Stock and		Other
	Preferred	Common	Capital	Retained	Comprehensive	Treasury
(dollars and shares in thousands, except per share data)	Stock	Shares	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2007	$-	65,826	$411,066	$885,792	$(18,803)	$(49,319)	$1,228,736
Comprehensive income (loss):
Net income	-	-	-	58,585	-	-	58,585
Other comprehensive income (loss):
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	-	20,386	-	20,386
Net change in prior service cost or credit and
net actuarial loss on retirement plans, net of tax	-	-	-	-	(27,535)	-	(27,535)
Total comprehensive income (loss)	-	-	-	58,585	(7,149)	-	51,436
Common stock dividends, $1.13 per share	-	-	-	(73,871)	-	-	(73,871)
Preferred stock dividend and discount accretion	46	-	-	(588)	-	-	(542)
Common stock issued in business combination	-	3,331	(20,277)	-	-	81,229	60,952
Common stock issued to dividend reinvestment plan	-	146	(358)	-	-	3,753	3,395
Employee incentive plan common stock activity	-	47	3,935	-	-	1,213	5,148
Director compensation plan common stock activity	-	35	(203)	-	-	911	708
Common stock acquired under repurchase program	-	(2,040)	-	-	-	(50,484)	(50,484)
Preferred stock issued, with common stock warrants	293,660	-	6,340	-	-	-	300,000
Balance at December 31, 2008	$293,706	67,345	$400,503	$869,918	$(25,952)	$(12,697)	$1,525,478
Comprehensive income (loss):
Net loss	-	-	-	(62,146)	-	-	(62,146)
Other comprehensive income (loss):
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	-	4,880	-	4,880
Net change in prior service cost or credit and
net actuarial loss on retirement plans, net of tax	-	-	-	-	9,540	-	9,540
Total comprehensive income (loss)	-	-	-	(62,146)	14,420	-	(47,726)
Common stock dividends, $.04 per share	-	-	-	(2,981)	-	-	(2,981)
Preferred stock dividend and discount accretion	1,268	-	-	(14,310)	-	-	(13,042)
Common stock offering	-	28,750	217,917	-	-	-	217,917
Common stock issued to dividend reinvestment plan	-	50	717	-	-	-	717
Employee incentive plan common stock activity	-	258	349	-	-	-	349
Director compensation plan common stock activity	-	44	352	-	-	-	352
Balance at December 31, 2009	$294,974	96,447	$619,838	$790,481	$(11,532)	$(12,697)	$1,681,064
Comprehensive income (loss):
Net loss	-	-	-	(141,766)	-	-	(141,766)
Other comprehensive income (loss):
Unrealized net holding loss on securities,
net of reclassifications and tax	-	-	-	-	(2,154)	-	(2,154)
Net change in prior service cost or credit and
net actuarial loss on retirement plans, net of tax	-	-	-	-	2,582	-	2,582
Total comprehensive income (loss)	-	-	-	(141,766)	428	-	(141,338)
Common stock dividends, $.04 per share	-	-	-	(3,901)	-	-	(3,901)
Preferred stock dividend and discount accretion	1,268	-	-	(16,268)	-	-	(15,000)
Common stock issued to dividend reinvestment plan	-	18	175	-	-	-	175
Employee incentive plan common stock activity	-	134	2,933	-	-	-	2,933
Director compensation plan common stock activity	-	43	401	-	-	-	401
Balance at December 31, 2010	$296,242	96,642	$623,347	$628,546	$(11,104)	$(12,697)	$1,524,334

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
(dollars in thousands)	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(141,766)	$(62,146)	$58,585
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	22,486	20,356	19,033
Amortization of purchased intangibles	5,194	8,767	7,785
Share-based compensation earned	5,450	5,132	8,118
Premium amortization and discount accretion on securities, net	5,224	2,546	1,127
Provision for credit losses and losses on foreclosed assets	340,128	270,660	135,260
Net gains on asset dispositions	(701)	(2,903)	(2,263)
Deferred tax benefit	(64,782)	(23,176)	(14,122)
Net (increase) decrease in loans originated and held for sale	(6,562)	(12,972)	5,125
Net (increase) decrease in interest and other income receivable and prepaid expenses	(16,313)	(89,104)	748
Net decrease in interest payable and accrued income taxes and expenses	(1,290)	(28,547)	(50,131)
Other, net	(6,968)	(506)	(12,619)
Net cash provided by operating activities	140,100	88,107	156,646
INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale	-	22,640	91,711
Proceeds from maturities of investment securities available for sale	677,127	594,666	571,303
Purchases of investment securities available for sale	(803,936)	(732,804)	(576,436)
Proceeds from maturities of investment securities held to maturity	29,595	35,331	80,829
Purchases of investment securities held to maturity	(496,111)	-	(5,050)
Net (increase) decrease in loans	595,974	428,579	(980,660)
Net (increase) decrease in federal funds sold and short-term investments	(233,173)	(44,951)	383,334
Purchases under bank-owned life insurance program	-	-	(150,000)
Proceeds from sales of foreclosed assets and surplus property	49,185	28,083	10,634
Purchases of bank premises and equipment	(32,942)	(34,979)	(14,308)
Net cash paid in acquisition	-	-	(80,287)
Other, net	6,300	(22,801)	(2,936)
Net cash provided by (used in) investing activities	(207,981)	273,764	(671,866)
FINANCING ACTIVITIES
Net increase in transaction account and savings account deposits	385,471	533,490	253,654
Net decrease in time deposits	(131,859)	(644,626)	(221,304)
Net increase (decrease) in short-term borrowings	(191,114)	(542,030)	316,852
Proceeds from issuance of long-term debt	20,116	20,773	11,883
Repayment of long-term debt	(46)	(98)	(8,439)
Proceeds from issuance of common stock	175	218,634	4,279
Purchases of common stock	(606)	(1,087)	(52,588)
Proceeds from issuance of preferred stock, with common stock warrants	-	-	300,000
Cash dividends on common stock	(3,879)	(13,250)	(78,590)
Cash dividends on preferred stock	(15,000)	(13,584)	-
Other, net	(1,356)	(3,365)	(1,107)
Net cash provided by (used in) financing activities	61,902	(445,143)	524,640
Increase (decrease) in cash and cash equivalents	(5,979)	(83,272)	9,420
Cash and cash equivalents at beginning of period	216,347	299,619	290,199
Cash and cash equivalents at end of period	$210,368	$216,347	$299,619

Cash received during the period for:
Interest income	$473,288	$522,203	$572,207

Cash paid (refund received) during the period for:
Interest expense	$54,523	$84,381	$129,518
Income taxes	(8,800)	1,675	38,500

Noncash investing activities:
Foreclosed assets received in settlement of loans	$107,120	$59,176	$29,636
Nonperforming loans reclassified as held for sale	158,045	-	-

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
NATURE OF BUSINESS

Whitney Holding Corporation is a Louisiana bank holding company headquartered in New Orleans, Louisiana.  Its principal subsidiary is Whitney National Bank (the Bank), which represents virtually all its operations and net income.

The Bank, which has been in continuous operation since 1883, engages in community banking in its market area stretching across the five-state Gulf Coast region, including the Houston, Texas metropolitan area, southern Louisiana, the coastal region of Mississippi, central and south Alabama, the panhandle of Florida, and the Tampa Bay metropolitan area of Florida.  The Bank offers commercial and retail banking products and services, including trust products and investment services, to the customers in the communities it serves.  Southern Coastal Insurance Agency, Inc., a wholly-owned Bank subsidiary, offers personal and business insurance products to customers primarily in northwest Florida and the New Orleans metropolitan area.

Proposed Merger with Hancock Holding Company
On December 22, 2010, Whitney and Hancock Holding Company (Hancock) announced a strategic business combination in which Whitney will merge with and into Hancock.  If the merger is completed, holders of Whitney common stock will receive .418 of a share of Hancock common stock in exchange for each share of Whitney common stock held immediately prior to the merger, subject to the payment of cash in lieu of fractional shares.  Whitney will hold a special meeting of Whitney shareholders where holders of Whitney common stock will be asked to vote to adopt and approve the merger agreement and certain other matters.  Adoption and approval of the merger agreement requires the affirmative vote of at least two-thirds of the voting power present at the meeting, assuming a quorum is present.  Consummation of the merger is contingent upon regulatory and both Whitney and Hancock shareholder approval and other closing conditions.

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

The Company stops accruing interest on a loan when the borrower’s ability to meet contractual payments is in doubt.  For commercial and real estate loans, a loan is placed on nonaccrual status generally when it is ninety days past due as to principal or interest, and the loan is not otherwise both well secured and in the process of collection.  When a loan is moved to nonaccrual status, any accrued but uncollected interest is reversed against interest income. Interest payments on nonaccrual loans are used to reduce the reported loan principal under the cost recovery method if the collection of the remaining principal is not reasonably assured; otherwise, such payments are recognized as interest income when received.  A loan on nonaccrual status may be reinstated to accrual status when full payment of contractual principal and interest is expected and this expectation is supported by current sustained performance.

A loan is considered impaired when it is probable that all amounts will not be collected as they become due according to the contractual terms of the loan agreement.  Generally, impaired loans are accounted for on a nonaccrual basis.  The extent of impairment is measured as discussed below in the section entitled “Allowance for Loan Losses.”

Allowance for Loan Losses
Management’s evaluation of credit risk in the loan portfolio is reflected in the estimate of probable losses inherent in the portfolio that is reported in the Company’s financial statements as the allowance for loan losses.  Changes in this evaluation over time are reflected in the provision for credit losses charged to expense.  As actual loan losses are incurred, they are charged against the allowance.  Subsequent recoveries are added back to the allowance when collected.  The methodology for determining the allowance involves significant judgment, and important factors that influence this judgment are re-evaluated by management quarterly to respond to changing conditions.

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

A loan is considered impaired when it is probable that all contractual amounts will not be collected as they come due.  Specific allowances are determined for impaired loans based on the present value of expected future cash flows discounted at the loan’s contractual interest rate, the fair value of the collateral if the loan is collateral dependent, or, when available, the loan’s observable market price.  The most probable source of repayment for the majority of the Company's impaired loans at December 31, 2010 was from liquidation of the underlying real estate collateral, and such loans have been deemed to be collateral dependent.

Third-party property appraisals are obtained prior to the origination of loans secured by real estate.  Updated appraisals are obtained when certain events occur, such as the refinancing of the loan, the renewal of the loan or if the credit quality of the loan deteriorates.  Annual appraisals are generally required once the credit risk on a loan has been rated substandard.  In situations where an updated appraisal has not been received, the Company monitors factors that can positively or negatively impact property value, such as the date of the last valuation, the volatility of  property values in specific markets, changes in the value of similar properties and changes in the characteristics of individual properties.  Changes in collateral value can affect a loan's risk rating or its impairment evaluation and thereby impact the allowance for credit losses.  Whitney's policy is to recognize a loan charge-off promptly when the collection of the loan is sufficiently questionable based on the current assessment of the present and future cash flow potential available to liquidate the debt.  The Bank generally employs a third-party appriasal when assessing collateral value for the purpose of determining the need for and amount of a charge-off.  At foreclosure, a new appraisal is obtained and the foreclosed property is recorded at the new valuation less estimated selling costs.

The Company's internal property valuation professionals review and approve third-party commercial real estate appraisals.  The appraisals are based on an orderly disposition and marketing period of the property.  In limited instances, the Company adjusts externally provided appraisals for justifiable and well-supported reasons, such as the age of the appraisal, an appraiser's unfamiliarity with certain property-specific factors or recent sales information.  Appraisals generally represent the "as is" value of the property but may contain a value "upon completion" or "upon stabilization" of lease-up for construction loans.  Appriased values also may be adjusted to reflect our intended disposition strategy.

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

The tax benefit of a position taken or expected to be taken in a tax return is recognized in a company’s financial statements when it is more likely than not that the position will be sustained based on its technical merits.

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

Basic earnings per common share is computed by dividing income applicable to and allocated to common shareholders by the weighted-average number of common shares outstanding for the period.  Shares outstanding are adjusted for any unvested restricted shares issued to employees under the long-term incentive compensation plan and for certain shares that will be issued under the directors’ compensation plan.

Diluted earnings per common share is computed using the weighted-average number of common shares outstanding increased by dilutive potential common shares.  Potential common shares consist of employee and director stock options, unvested restricted stock units awarded to employees without dividend rights, and stock warrants issued to the U.S. Department of Treasury in December 2008.  Performance-based restricted stock units reflect expected performance factors.  The number of potential common shares included in the diluted earnings per share calculation is determined using the treasury stock method.  These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share.

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

Accounting Standard Developments
In July 2010, the FASB amended its guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.  This guidance adds to the existing disclosure of credit quality indicators and requires that disclosures about credit quality and the allowance for credit losses be disaggregated by portfolio segment and, in certain cases, by class of financing receivable.  A portfolio segment is the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and a class of financing receivable is generally a subset of a portfolio segment.  Amended disclosures of end-of-period information are effective for the year ended December 31, 2010 (see Note 8), while other activity-based disclosures will be effective for the Company’s 2011 fiscal year.

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

NOTE 3
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

NOTE 4
FEDERAL FUNDS SOLD AND SHORT-TERM INVESTMENTS

The balance of federal funds sold and short-term investments included the following.
	December 31
(in thousands)	2010	2009
Federal funds sold	$19,000	$11,150
Other short-term interest-bearing investments and deposits	426,392	201,069
Total	$445,392	$212,219

Federal funds at December 31, 2010 were sold on an overnight basis.  Interest-bearing deposits at December 31, 2010 included $412 million with the regional Federal Reserve Bank.  At December 31, 2010, interest-bearing deposits totaling approximately $12 million were pledged to secure the Bank’s obligations to certain counterparties under derivative financial instruments and its conditional obligations associated with certain off-balance-sheet financial instruments.

NOTE 5
INVESTMENT SECURITIES

Summary information about securities available for sale and securities held to maturity follows.  Mortgage-backed securities are issued or guaranteed by U.S. government agencies and substantially all are backed by residential mortgage loans.

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities Available for Sale
December 31, 2010
Mortgage-backed securities	$1,861,026	$43,869	$8,946	$1,895,949
U. S. agency securities	18,633	-	285	18,348
Obligations of states and political subdivisions	4,895	230	3	5,122
Other securities	48,826	-	-	48,826
Total	$1,933,380	$44,099	$9,234	$1,968,245
December 31, 2009
Mortgage-backed securities	$1,673,136	$38,435	$2,806	$1,708,765
U. S. agency securities	100,131	2,260	-	102,391
Obligations of states and political subdivisions	6,376	293	3	6,666
Other securities	57,673	-	-	57,673
Total	$1,837,316	$40,988	$2,809	$1,875,495
Securities Held to Maturity
December 31, 2010
Mortgage-backed securities	$395,177	$-	$5,482	$389,695
Obligations of states and political subdivisions	146,180	4,029	255	149,954
Corporate debt securities	100,000	-	1,454	98,546
Total	$641,357	$4,029	$7,191	$638,195
December 31, 2009
Obligations of states and political subdivisions	$174,945	$5,464	$25	$180,384
Total	$174,945	$5,464	$25	$180,384

The following summarizes securities with unrealized losses at December 31, 2010 and 2009 by the period over which the security’s fair value had been continuously less than its amortized cost as of each year end.

December 31, 2010	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$409,483	$8,946	$-	$-
U. S. agency securities	18,348	285	-	-
Obligations of states and political subdivisions	300	2	206	1
Total	$428,131	$9,233	$206	$1
Securities Held to Maturity
Mortgage-backed securities	$389,696	$5,482	$-	$-
Obligations of states and political subdivisions	6,187	255	-	-
Corporate debt securities	83,546	1,454	-	-
Total	$479,429	$7,191	$-	$-

December 31, 2009	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$504,315	$2,806	$-	$-
Obligations of states and political subdivisions	235	1	406	2
Total	$504,550	$2,807	$406	$2
Securities Held to Maturity
Obligations of states and political subdivisions	$4,279	$25	$-	$-
Total	$4,279	$25	$-	$-

Management evaluates whether unrealized losses on securities represent impairment that is other than temporary.  If such impairment is identified, the carrying amount of the security is reduced with a charge to operations or other comprehensive income.  In making this evaluation, management first considers the reasons for the indicated impairment.  These could include changes in market rates relative to those available when the security was acquired, changes in market expectations about the timing of cash flows from securities that can be prepaid, and changes in the market’s perception of the issuer’s financial health and the security’s credit quality.  Management then considers the likelihood of a recovery in fair value sufficient to eliminate the indicated impairment and the length of time over which an anticipated recovery would occur, which could extend to the security’s maturity.  Finally, management determines whether there is both the ability and the intent to hold the impaired security until an anticipated recovery, in which case the impairment would be considered temporary.  In making this assessment, management considers whether the security continues to be a suitable holding from the perspective of the Company’s overall portfolio and asset/liability management strategies and whether there are other circumstances that would more likely than not require the sale of the security.

Substantially all the unrealized losses at December 31, 2010 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  In all cases, the indicated impairment would be recovered by the security’s maturity or repricing date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market.  At December 31, 2010, management had both the intent and ability to hold these securities until the market-based impairment is recovered.  No losses for other-than-temporary impairment were recognized in any of the three years ended December 31, 2010.

The following table shows the amortized cost and estimated fair value of debt securities available for sale and held to maturity grouped by contractual maturity as of December 31, 2010.  Debt securities with scheduled repayments, such as mortgage-backed securities, are presented in separate totals.  The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options.

	Amortized	Fair
(in thousands)	Cost	Value
Securities Available for Sale
Within one year	$948	$958
One to five years	6,643	6,791
Five to ten years	19,687	19,471
After ten years	-	-
Debt securities with single maturities	27,278	27,220
Mortgage-backed securities	1,861,026	1,895,949
Total	$1,888,304	$1,923,169
Securities Held to Maturity
Within one year	$14,209	$14,349
One to five years	159,767	160,225
Five to ten years	51,227	52,669
After ten years	20,977	21,257
Debt securities with single maturities	246,180	248,500
Mortgage-backed securities	395,177	389,695
Total	$641,357	$638,195

Proceeds from sales of securities available for sale were $23 million in 2009 and $92 million in 2008.  Substantially all of the proceeds in 2008 came from the sale of a portfolio acquired in a business combination.  Realized gross gains and losses were insignificant.

Securities with carrying values of $1.42 billion at December 31, 2010 and $1.39 billion at December 31, 2009 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.

NOTE 6
LOANS HELD FOR SALE

Loans held for sale consisted of the following.
	December 31
(in thousands)	2010	2009
Residential mortgage loans originated for sale	$40,306	$33,745
Nonperforming loans reclassified as held for sale	158,045	-
Total loans held for sale	$198,351	$33,745

Residential mortgage loans originated for sale are carried at the lower of either cost or estimated fair value.  Substantially all of these loans are originated under individual purchase commitments from investors.

During the fourth quarter of 2010, the Bank implemented a strategy to accelerate the disposition of problem assets and, as a result, reclassified approximately $303 million of nonperforming loans as held for sale.  The Bank recorded $139 million of charge-offs to record these loans at the lower of cost or estimated fair value.  In January 2011, the Company closed one bulk sale of $83 million in carrying value of nonperforming loans held for sale.

NOTE 7
LOANS

The composition of the Company’s loan portfolio follows.
	December 31
(in thousands)	2010		2009
Commercial & industrial	$2,789,193	38%	$3,075,340	37%
Owner-occupied real estate	1,003,162	14	1,079,487	13
Total commercial & industrial	3,792,355	52	4,154,827	50
Construction, land & land development	945,896	13	1,537,155	18
Other commercial real estate	1,122,950	16	1,246,353	15
Total commercial real estate	2,068,846	29	2,783,508	33
Residential mortgage	952,847	13	1,035,110	12
Consumer	420,678	6	429,998	5
Total	$7,234,726	100%	$8,403,443	100%

The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates.  Loans to such related parties carry substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risks of collection when originated.  An analysis of the changes in loans to related parties during 2010 follows.  Additions and repayments include the daily activity on certain commercial lines of credit that are tied to the customers’ treasury-management deposit products.

(in thousands)	2010
Beginning balance	$48,135
Additions	81,074
Repayments	(80,068)
Net decrease from changes in related parties	(6,013)
Ending balance	$43,128

Outstanding unfunded commitments and letters of credit to related parties totaled $103 million and $121 million at December 31, 2010 and 2009, respectively.

NOTE 8
CREDIT RISK MANAGEMENT, ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS, AND CREDIT QUALITY INDICATORS

Credit Risk Management
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

Commercial and industrial (C&I) credits and commercial real estate (CRE) loans are underwritten principally based upon cash flow coverage, but additional support is regularly obtained through collateralization and guarantees.  C&I loans are typically relationship-based rather than transaction-driven.  Loan concentrations are monitored monthly by management and the Board of Directors.  Consumer loans, including most residential mortgages and other consumer borrowings, are centrally underwritten with reference to the customer’s debt capacity and with the support of automated credit scoring tools, including appropriate secondary review procedures.

Lending officers are primarily responsible for ongoing monitoring and the assignment of risk ratings to individual loans based on established guidelines.  An independent credit review function, which reports to the Audit Committee of the Board of Directors, assesses the accuracy of officer ratings and the timeliness of rating changes and performs reviews of the underwriting processes.  Once a problem relationship over a certain size threshold is identified, a monthly watch committee process is initiated.  The watch committee, composed of senior lending and credit administration management as well as the Chief Executive Officer and Chief Risk Officer, must approve any substantive changes to identified problem credits and will assign relationships to a special credits department when appropriate.

Allowance for Loan Losses and Reserve for Losses on Unfunded Commitments
Management’s evaluation of credit risk in the loan portfolio is reflected in the estimate of probable losses inherent in the portfolio that is reported in the Company’s financial statements as the allowance for loan losses.  Changes in this evaluation over time are reflected in the provision for credit losses charged to expense.  As actual loan losses are incurred, they are charged against the allowance.  Subsequent recoveries are added back to the allowance when collected.  The methodology for determining the allowance involves significant judgment, and important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions.

The process for determining the recorded allowance involves three key elements: (1) establishing specific allowances as needed for loans evaluated for impairment; (2) developing loss factors based on historical loss experience for nonimpaired C&I and CRE loans grouped by geography, loan product type and internal risk rating and for homogeneous groups of residential and consumer loans; and (3) determining appropriate adjustments to historical loss factors based on management’s assessment of current economic conditions and other qualitative risk factors both internal and external to the Company.

A loan is considered impaired when it is probable that all contractual amounts will not be collected as they come due.  Specific allowances are determined for impaired loans based on the present value of expected future cash flows discounted at the loan’s contractual interest rate, the fair value of the collateral if the loan is collateral dependent, or, when available, the loan’s observable market price.  As an administrative matter, this process is applied only to impaired loans or relationships in excess of $1 million.

The historical loss factors for C&I and CRE loans are determined with reference to the results of migration analysis, which analyzes the charge-off experience over time for loans within each grouping.  The historical loss factors for homogeneous loan groups are based on average historical charge-off information.  Management adjusts historical loss factors based on its assessment of whether current conditions, both internal and external, would be adequately reflected in these factors.  Internally, management must consider such matters as whether trends have been identified in the quality of underwriting and loan administration as well as in the timely identification of credit quality issues.  Management also monitors shifts in portfolio concentrations and other changes in portfolio characteristics that indicate levels of risk not fully captured in the loss factors.  External factors include local and national economic trends, as well as changes in the economic fundamentals of specific industries that are well-represented in Whitney’s customer base.  Applying the adjusted loss factors to the corresponding loan groups yields an allowance that represents management’s best estimate of probable losses.  Management has established policies and procedures to help ensure a consistent approach to this inherently judgmental process.

The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit, and management establishes reserves as needed for its estimate of probable losses on such commitments.

A summary analysis of changes in the allowance for loan losses by loan portfolio class follows.  Information on loan balances excludes loans reclassified as held for sale (see Note 6.)

	Commercial	Commercial	Residential
(in thousands)	& Industrial	Real Estate	Mortgage	Consumer	Unallocated	Total
Year ended December 31, 2010
Allowance at beginning of year	$71,971	$113,829	$27,550	$10,321	$-	$223,671
Provision for credit losses	76,401	195,494	26,993	11,712	5,000	315,600
Loans charged off	(82,893)	(212,226)	(35,021)	(9,323)	-	(339,463)
Recoveries	8,177	6,075	1,311	1,472	-	17,035
Net charge-offs	(74,716)	(206,151)	(33,710)	(7,851)	-	(322,428)
Allowance at end of year	$73,656	$103,172	$20,833	$14,182	$5,000	$216,843

Allowance at end of year:
Loans individually evaluated
for impairment	$153	$1,641	$-	$-	$-	$1,794
Loans collectively evaluated
for impairment	73,503	101,531	20,833	14,182	5,000	215,049

Loans at end of year:
Loans individually evaluated
for impairment	$21,462	$36,669	$4,555	$429		$63,115
Loans collectively evaluated
for impairment	3,770,893	2,032,177	948,292	420,249		7,171,611
Total	$3,792,355	$2,068,846	$952,847	$420,678		$7,234,726
Year ended December 31, 2009
Allowance at beginning of year	$56,508	$82,074	$18,743	$3,784	$-	$161,109
Provision for credit losses	43,148	168,224	33,708	12,520	-	257,600
Loans charged off	(32,171)	(138,213)	(25,959)	(7,259)	-	(203,602)
Recoveries	4,486	1,744	1,058	1,276	-	8,564
Net charge-offs	(27,685)	(136,469)	(24,901)	(5,983)	-	(195,038)
Allowance at end of year	$71,971	$113,829	$27,550	$10,321	$-	$223,671

Allowance at end of year:
Loans individually evaluated
for impairment	$13,025	$34,719	$3,656	$62		$51,462
Loans collectively evaluated
for impairment	58,946	79,110	23,894	10,259		172,209

Loans at end of year:
Loans individually evaluated
for impairment	$66,679	$239,338	$38,009	$967		$344,993
Loans collectively evaluated
for impairment	4,088,148	2,544,170	997,101	429,031		8,058,450
Total	$4,154,827	$2,783,508	$1,035,110	$429,998		$8,403,443

Changes in the allowance for loan losses for the year ended December 31, 2008 are summarized as follows.

(in thousands)	2008
Allowance at beginning of year	$87,909
Allowance of acquired banks	9,971
Provision for credit losses	134,500
Loans charged off	(82,226)
Recoveries	10,955
Allowance at end of year	$161,109

               A summary analysis of changes in the reserve for losses on unfunded credit commitments follows.  The reserve is reported with accrued expenses and other liabilities in the consolidated balance sheets.
	Years Ended December 31
(in thousands)	2010	2009	2008
Reserve at beginning of year	$2,200	$800	$1,300
Provision for credit losses	(600)	1,400	(500)
Reserve at end of year	$1,600	$2,200	$800

Credit Quality Statistics

Past due and Nonaccrual Loans and Loans Individually Evaluated for Impairment
A loan is considered past-due or delinquent when a contractual principal or interest payment is not received by the due date.   The following table provides an aging of past due loans by class of loan of December 31, 2010.

	Past Due						Over 90
			Over			Total	days and
(in thousands)	30-59 days	60-89 days	90 days	Total	Current	Loans	accruing
Commercial & industrial	$4,474	$3,855	$11,079	$19,408	$2,769,785	$2,789,193	$6,210
Owner-occupied real estate	15,225	7,379	11,280	33,884	969,278	1,003,162	1,798
Total commercial & industrial	19,699	11,234	22,359	53,292	3,739,063	3,792,355	8,008
Construction, land &
land development	5,249	2,243	24,326	31,818	914,078	945,896	1,635
Other commercial real estate	12,729	3,792	5,255	21,776	1,101,174	1,122,950	1,016
Total commercial real estate	17,978	6,035	29,581	53,594	2,015,252	2,068,846	2,651
Residential mortgage	14,568	9,342	17,260	41,170	911,677	952,847	1,282
Consumer	2,078	769	2,523	5,370	415,308	420,678	2,342
Total	$54,323	$27,380	$71,723	$153,426	$7,081,300	$7,234,726	$14,283

The Company stops accruing interest on a loan when the borrower’s ability to meet contractual payments is in doubt.  For commercial and real estate loans, a loan is placed on nonaccrual status generally when it is ninety days past due as to principal or interest and the loan is not otherwise both well secured and in the process of collection.  A loan may, however, be placed on nonaccrual status regardless of its past due status.  A loan on nonaccrual status may be reinstated to accrual status when full payment of contractual principal and interest is expected and this expectation is supported by current sustained performance.

The totals for loans on nonaccrual status by class of loan were as follows.
	December 31
(in thousands)	2010	2009
Commercial & industrial	$20,859	$40,997
Owner-occupied real estate	20,533	38,913
Total commercial & industrial	41,392	79,910
Construction, land & land development	42,631	181,516
Other commercial real estate	18,364	79,307
Total commercial real estate	60,995	260,823
Residential mortgage	36,807	71,002
Consumer	1,325	2,340
Total nonaccrual loans	$140,519	$414,075

When a loan is moved to nonaccrual status, any accrued but uncollected interest is reversed against interest income.  Interest payments on nonaccrual loans are used to reduce the reported principal under the cost recovery method if the collection of the remaining principal is not reasonably assured; otherwise, such payments are recognized as interest income when received.  Interest payments accounted for under the cost recovery method may later be recognized in income when loan collections exceed expectations or when workout efforts result in fully rehabilitated credits.  The following compares estimated contractual interest income on nonaccrual loans and restructured loans with the cash-basis and cost-recovery interest actually recognized on these loans.

	Years Ended December 31
(in thousands)	2010	2009	2008
Contractual interest	$27,489	$27,078	$15,773
Interest recognized	2,278	1,194	903
Decrease in reported interest income	$25,211	$25,884	$14,870

Information on loans individually evaluated for possible impairment loss follows.  All of the impaired loans summarized below are included in the nonperforming loan totals presented above.

	Unpaid	Recorded	Recorded			Average
	Contractual	Investment	Investment	Total		Annual
	Principal	with no	with an	Recorded	Related	Recorded
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment
December 31, 2010
Commercial & industrial	$10,027	$9,682	$345	$10,027	$25	$22,269
Owner-occupied real estate	11,435	9,299	2,136	11,435	128	35,112
Total commercial & industrial	21,462	18,981	2,481	21,462	153	57,381
Construction, land &
land development	27,112	15,524	6,874	22,398	824	133,434
Other commercial real estate	19,735	12,442	1,829	14,271	817	75,546
Total commercial real estate	46,847	27,966	8,703	36,669	1,641	208,980
Residential mortgage	5,300	4,555	-	4,555	-	29,080
Consumer	645	429	-	429	-	705
Total	$74,254	$51,931	$11,184	$63,115	$1,794	$296,146
December 31, 2009
Commercial & industrial	$47,167	$3,084	$32,177	$35,261	$10,016	$24,727
Owner-occupied real estate	38,685	3,720	27,698	31,418	3,009	32,820
Total commercial & industrial	85,852	6,804	59,875	66,679	13,025	57,547
Construction, land &
land development	258,404	27,028	137,283	164,311	25,776	169,474
Other commercial real estate	97,032	18,884	56,143	75,027	8,943	63,815
Total commercial real estate	355,436	45,912	193,426	239,338	34,719	233,289
Residential mortgage	49,647	14,556	23,453	38,009	3,656	29,296
Consumer	1,084	300	667	967	62	962
Total	$492,019	$67,572	$277,421	$344,993	$51,462	$321,094

Credit Quality Indicators
As part of the credit risk management process, management monitors trends in certain credit quality indicators with primary emphasis on risk rating grades for C&I and CRE loans, and loan delinquencies for residential mortgage and consumer loans (see above for details).

The risk rating system is utilized to monitor borrower and portfolio quality trends and provides a basis for aggregating loans to analyze historical losses in calculating the allowance for loan losses.  The rating reflects the level of risk posed by both the borrower’s expected performance and the transaction’s structure.  All C&I and CRE loans are assigned a risk rating at loan inception and renewal, the occurrence of any significant event or at least annually.  A description of the general characteristics of the Company’s risk rating grades is as follows:

•
Pass credits (ratings 1 through 5) – These ratings range from high quality credits to marginal credits.  High quality credits (ratings 1 through 3) include loans to borrowers with investment grade corporate debt ratings, loans collateralized by liquid assets and loans with above average credit risk exhibiting debt service coverage well above policy criteria.  Most of the Company’s C&I and CRE loans are rated satisfactory (rating 4) and have acceptable credit quality with debt capacity or debt service coverage that meets policy criteria and covenants and collateral that provide adequate protection from loss.  Marginal credits (rating 5) may exhibit positive debt capacity or debt service coverage that are below loan policy criteria or are subject to fluctuations due to cyclical economic factors.

•
Special Mention credits (rating 6) – This rating is used for loans that have potential weaknesses that may result in loss if uncorrected.  For example, borrowers may be experiencing negative operating trends due to adverse economic or market conditions.  While loans in this category pose a higher risk of default than pass credits, default is not imminent.

•
Classified credits – This category includes substandard, doubtful and loss rated loans.  Substandard loans (rating 7) have well-defined weaknesses that will likely result in loss if not corrected.  Borrowers may have currently unprofitable operations, inadequate debt service coverage, inadequate liquidity or marginal capitalization.  Repayment may depend on collateral or other secondary sources. Full collection of principal and interest for some substandard loans may be in doubt and such loans are placed on nonaccrual status.  Doubtful loans have all the weaknesses inherent in substandard loans and their full collection is highly questionable and improbable.  Loss credits are loans that have been determined to be uncollectible.  Both doubtful and loss loans are placed on nonaccrual status.

The following table summarizes C&I and CRE loans by risk rating at December 31, 2010 and 2009.

	Commercial &		Owner-occupied		Construction, Land &		Other Commercial
	Industrial		Real Estate		Land Development		Real Estate
(in thousands)	2010	2009	2010	2009	2010	2009	2010	2009
Pass	$2,510,851	$2,859,213	$834,587	$959,440	$615,803	$1,160,949	$869,113	$1,050,245
Special Mention	79,432	69,601	32,211	22,567	57,980	68,380	105,544	45,116
Classified	198,910	146,526	136,364	97,480	272,113	307,826	148,293	150,992
Total	$2,789,193	$3,075,340	$1,003,162	$1,079,487	$945,896	$1,537,155	$1,122,950	$1,246,353

NOTE 9
BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment by asset classification follows.  Technology projects under development at December 31, 2010 and 2009 related mainly to the Company’s major initiative to upgrade its core banking systems.

	December 31
(in thousands)	2010	2009
Land	$60,202	$59,412
Buildings and improvements	229,340	225,047
Equipment and furnishings	158,664	139,598
Assets under development:
Technology projects	16,906	15,357
Bank premises projects	2,826	2,007
	467,938	441,421
Accumulated depreciation	(235,463)	(218,279)
Total bank premises and equipment	$232,475	$223,142

Provisions for depreciation and amortization included in noninterest expense were as follows.

	Years Ended December 31
(in thousands)	2010	2009	2008
Buildings and improvements	$9,769	$9,626	$8,599
Equipment and furnishings	12,717	10,730	10,434
Total depreciation and amortization expense	$22,486	$20,356	$19,033

At December 31, 2010, the Bank was obligated under a number of noncancelable operating leases, substantially all related to premises.  Certain of these leases have escalation clauses and renewal options.  Total rental expense was $10.8 million in 2010, $11.2 million in 2009 and $11.0 million in 2008.

As of December 31, 2010, the future minimum rentals under noncancelable operating leases having an initial lease term in excess of one year were as follows.

(in thousands)
2011	$9,766
2012	8,594
2013	8,324
2014	8,041
2015	7,230
Later years	39,969
Total	$81,924

NOTE 10
GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consist mainly of identifiable intangibles, such as the value of deposit relationships, and goodwill acquired in business combinations accounted for as purchases.  There were no acquisitions or dispositions of intangible assets during 2010. The balance of goodwill that will not generate future tax deductions was $427 million at December 31, 2010.

Goodwill is tested for impairment at least annually.  The impairment test compares the estimated fair value of a reporting unit with its net book value.  Whitney has assigned all goodwill to one reporting unit that represents the overall banking operations.  The fair value of the reporting unit is based on valuation techniques that market participants would use in the acquisition of the whole unit, such as estimated discounted cash flows, the quoted market price of Whitney’s common stock including an estimated control premium, and observable average price-to-earnings and price-to-book multiples of our competitors.  No indication of goodwill impairment was identified in the annual assessments as of September 30, 2010 and 2009.  Management has been updating the impairment test for goodwill quarterly throughout 2010 and 2009.  No indication of goodwill impairment was identified in these interim tests.  For the most recent impairment test as of December 31, 2010, the fair value of the reporting unit based on the discounted cash flow analysis was estimated to be approximately 14% higher than book value.  Additional support for the fair value of the reporting unit was provided by the price indicated in the pending merger with Hancock.

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The Company’s only significant identifiable intangible assets reflect the value of deposit relationships, all of which have finite lives.  The weighted-average remaining life of identifiable intangible assets was approximately 2.4 years at December 31, 2010.

The carrying value of intangible assets subject to amortization was as follows, including changes during 2010.

	Purchase	Accumulated	Carrying
(in thousands)	Value	Amortization	Value
Balance at December 31, 2009	$40,528	$(26,412)	$14,116
Amortization	-	(5,194)	(5,194)
Fully-amortized assets	(2,230)	2,230	-
Balance at December 31, 2010	$38,298	$(29,376)	$8,922

The amortization of intangible assets included in noninterest expense totaled $5.2 million in 2010, $8.8 million in 2009 and $7.8 million in 2008.

The following shows estimated amortization expense for the five succeeding years, calculated based on current amortization schedules.

(in thousands)
2011	$3,389
2012	2,220
2013	1,377
2014	905
2015	469

NOTE 11
DEPOSITS

The composition of deposits was as follows.
	December 31
(in thousands)	2010	2009
Noninterest-bearing demand deposits	$3,523,518	$3,301,354
Interest-bearing deposits:
NOW account deposits	1,309,738	1,299,274
Money market deposits	1,913,224	1,823,548
Savings deposits	903,302	840,135
Other time deposits	689,301	799,142
Time deposits $100,000 and over	1,064,320	1,086,441
Total interest-bearing deposits	5,879,885	5,848,540
Total deposits	$9,403,403	$9,149,894

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers.  Balances maintained in such products totaled $188 million and $151 million at December 31, 2010 and 2009, respectively.  Most of these deposits mature on a daily basis.

Scheduled maturities of all time deposits at December 31, 2010 were as follows.

(in thousands)
2011	$1,451,559
2012	224,588
2013	77,006
2014	150
2015 and thereafter	318
Total	$1,753,621

NOTE 12
SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following.
	December 31
(in thousands)	2010	2009
Securities sold under agreements to repurchase	$523,324	$711,896
Federal funds purchased	13,968	15,810
Treasury Investment Program	6,200	6,900
Total short-term borrowings	$543,492	$734,606

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

(dollars in thousands)	2010	2009	2008
At December 31
Interest rate	.13%	.16%	.15%
Balance	$523,324	$711,896	$780,059
Average for the year
Effective interest rate	.16%	.16%	1.31%
Balance	$659,147	$648,106	$637,164
Maximum month-end outstanding	$738,996	$732,514	$780,059

Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis.  Additional information about federal funds purchased follows.

(dollars in thousands)	2010	2009	2008
At December 31
Interest rate	.13%	.15%	.27%
Balance	$13,968	$15,810	$479,837
Average for the year
Effective interest rate	.14%	.26%	1.71%
Balance	$11,716	$72,385	$261,289
Maximum month-end outstanding	$13,968	$159,446	$661,076

From time to time, the Bank uses advances from the Federal Home Loan Bank (FHLB) as an additional source of short-term funds, although no advances were outstanding at December 31, 2010 and 2009.  FHLB advances are secured by a blanket lien on Bank loans secured by real estate.  Additional information about FHLB advances outstanding during 2009 and 2008 follows.  The Bank made no use of short-term FHLB advances during 2010.

(dollars in thousands)	2009	2008
Average for the year
Effective interest rate	.58%	2.08%
Balance	$202,192	$286,001
Maximum month-end outstanding	$500,000	$501,694

During 2009, the Bank obtained borrowings through the Federal Reserve’s Term Auction Facility (TAF).  TAF borrowings averaged $61 million with an effective interest rate of .25%, and the maximum outstanding during 2009 was $400 million.  The Bank made no TAF borrowings during 2010 or 2008.  At December 31, 2010, the Bank has unused borrowing capacity with the Federal Reserve that is secured by the pledge of selected loans and investment securities.

Under the Treasury Investment Program, temporary excess U.S. Treasury receipts are loaned to participating financial institutions at 25 basis points under the federal funds rate.  Repayment of these borrowed funds can be demanded at any time, and the Bank pledges securities as collateral.  Maximum month-end borrowings under this program totaled approximately $7 million during 2010 and $10 million during 2009.

NOTE 13
LONG-TERM DEBT

Long-term debt consisted of the following.
	December 31
(in thousands)	2010	2009
Subordinated notes payable	$149,836	$149,810
Subordinated debentures	16,798	17,029
Other long-term debt	52,937	32,868
Total long-term debt	$219,571	$199,707

The Bank’s $150 million par value subordinated notes carry an interest rate of 5.875% and mature April 1, 2017.  These notes qualify as capital for the calculation of the regulatory ratio of total capital to risk-weighted assets, subject to certain limitations as they approach maturity.

In connection with bank acquisitions, the Company assumed obligations under subordinated debentures payable to unconsolidated trusts that issued trust preferred securities.  The weighted-average yield was approximately 4.32% at year-end 2010.  The debentures have maturities from 2031 through 2034, but they may be called with prior regulatory approval beginning at various dates through early 2011.  Subject to certain adjustments, these debentures currently qualify as capital for the calculation of regulatory capital ratios.

Substantially all of the other long-term debt consists of borrowings associated with tax credit fund activities.  These borrowings mature at various dates beginning in 2015 through 2017.

NOTE 14
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The more significant components of other assets and accrued expenses and other liabilities at December 31, 2010 and 2009 were as follows.
	December 31
(in thousands)	2010	2009
Other Assets
Cash surrender value of life insurance	$180,329	$174,296
Net deferred income tax asset	150,199	85,825
Foreclosed assets and surplus property	87,696	52,630
Prepaid FDIC insurance assessments	49,360	68,012
Prepaid pension asset	14,609	-
Other prepaid expenses	10,393	9,582
Recoverable income taxes	55,827	32,942
Low-income housing tax credit fund investments	6,822	9,503
Miscellaneous investments, receivables and other assets	55,795	61,051
Total other assets	$611,030	$493,841
Accrued Expenses and Other Liabilities
Accrued taxes and other expenses	$30,302	$20,063
Dividend payable	850	832
Liability for pension benefits	14,465	23,170
Liability for postretirement benefits other than pensions	15,819	19,043
Trade date obligations	5	30,060
Reserve for losses on unfunded credit commitments	1,600	2,200
Reserve for losses on loan repurchase obligations	1,750	-
Miscellaneous payables, deferred income and other liabilities	33,466	19,594
Total accrued expenses and other liabilities	$98,257	$114,962

See Note 23 for a discussion of the Company’s process for evaluating the realizability of deferred tax assets.  The reserve for losses on mortgage loan repurchase obligations is discussed in Note 20.

Life insurance policies purchased under a bank-owned life insurance program are carried at their cash surrender value, which represents the amount that could be realized as of the reporting date.  Earnings on these policies are reported in noninterest income and are not taxable.

The total for miscellaneous investments, receivables and other assets at December 31, 2010 and 2009, included approximately $17 million and $25 million, respectively, of investments in auction rate securities (ARS), which are investment grade securities with underlying holdings of municipal securities.  The ARS were purchased at par from brokerage customers to provide a source of liquidity.  Disruptions in the broader credit markets led to failed auctions in the ARS market and a resulting period of illiquidity.  While management believes the ARS will be redeemed at par, the actual timing of redemptions is uncertain.  These investments are carried at their estimated fair values.

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

The revenues and direct expenses related to these grandfathered property interests that are included in the statements of income follow.

	Years Ended December 31
(in thousands)	2010	2009	2008
Revenues	$1,489	$1,940	$3,898
Direct expenses	162	193	230

NOTE 15
EMPLOYEE BENEFIT PLANS

Retirement Plans
Whitney has a noncontributory qualified defined benefit pension plan.  The benefits are based on an employee’s total years of service and his or her highest consecutive five-year level of compensation during the final ten years of employment.  Contributions are made in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws plus such additional amounts as the Company may determine to be appropriate.  Based on currently available information, the Company anticipates making a contribution of approximately $8.5 million during 2011.

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

The following table details the changes in the actuarial present value of the qualified and nonqualified pension benefit obligations and in the plans’ assets for the years ended December 31, 2010 and 2009.  The table also shows the funded status of each plan at each year end and the amounts recognized in the Company’s consolidated balance sheets.  Whitney uses a December 31 measurement date for all of its defined benefit retirement plans and other postretirement benefit plans.

	2010		2009
(in thousands)	Qualified	Nonqualified	Qualified	Nonqualified
Changes in benefit obligation
Benefit obligation, beginning of year	$182,623	$14,364	$166,909	$11,935
Service cost for benefits	5,492	272	5,721	336
Interest cost on benefit obligation	10,758	786	10,186	816
Net actuarial (gain) loss	13,413	(136)	5,886	2,085
Benefits paid	(6,346)	(821)	(6,079)	(808)
Benefit obligation, end of year	205,940	14,465	182,623	14,364
Changes in plan assets
Plan assets at fair value, beginning of year	173,817	-	140,097	-
Actual return on plan assets	25,248	-	27,606	-
Employer contribution	28,500	821	12,875	808
Benefits paid	(6,346)	(821)	(6,079)	(808)
Plan expenses	(670)	-	(682)	-
Plan assets at fair value, end of year	220,549	-	173,817	-
Funded status and pension asset (liability) recognized	$14,609	$(14,465)	$(8,806)	$(14,364)

The weighted-average assumptions used to determine the benefit obligation for both the qualified and nonqualified plans at December 31, 2010 and 2009 follow.  The assumption regarding the rate of future compensation increases applied only to participants who were not subject to the benefit freeze.

	2010	2009
Discount rate	5.50%	6.00%
Rate of future compensation increases	3.58	3.58

The accumulated benefit obligation was $187 million and $163 million, respectively, for the qualified plan at December 31, 2010 and 2009, and $14 million and $13 million, respectively, for the nonqualified plan.  The calculation of the accumulated benefit obligation ignores the assumption about future compensation levels.

Benefit payments under the qualified and nonqualified plans are expected to total $8.3 million in 2011, $9.0 million in 2012, $9.8 million in 2013, $10.6 million in 2014, $11.3 million in 2015, and $69.2 million for the next five years combined.  These estimates were developed based on the same assumptions used in measuring benefit obligations as of December 31, 2010.

The components of net periodic pension expense were as follows for the qualified and nonqualified plans.

	2010		2009		2008
(in thousands)	Qualified	Nonqualified	Qualified	Nonqualified	Qualified	Nonqualified
Service cost for benefits in period	$5,492	$272	$5,721	$336	$8,128	$251
Interest cost on benefit obligation	10,758	786	10,186	816	9,381	683
Expected return on plan assets	(13,001)	-	(11,199)	-	(10,877)	-
Amortization of:
Net actuarial loss	3,058	82	5,288	224	822	257
Prior service cost (credit)	(14)	336	(14)	337	(93)	7
Net periodic pension expense	$6,293	$1,476	$9,982	$1,713	$7,361	$1,198

The Company used the following weighted-average assumptions to determine the net pension expense for both the qualified and nonqualified plans for each of the three years in the period ended December 31, 2010.  For 2010 and 2009, the assumption regarding the rate of future compensation increases applied only to participants who were not subject to the benefit freeze.

	2010	2009	2008
Discount rate	6.00%	6.00%	6.00%
Rate of future compensation increases	3.58	3.58	3.58
Expected long-term return on plan assets	7.50	8.00	8.00

The following table shows changes in the amounts recognized in accumulated other comprehensive income or loss during 2010 and 2009 for both the qualified and nonqualified plans. The Company expects to recognize $2.8 million of the net actuarial loss and $.3 million of the prior service cost included in accumulated other comprehensive loss at the end of 2010 as a component of net pension expense in 2011.

	Net actuarial	Prior service			Total,
(in thousands)	gain (loss)	(cost) credit	Total	Tax effect	net of tax
Balance at December 31, 2008	$(65,730)	$(49)	$(65,779)	$23,022	$(42,757)
Changes arising during the period	12,018	(2,108)	9,910	(3,468)	6,442
Adjustments for amounts recognized in
net periodic benefit cost	5,512	323	5,835	(2,042)	3,793
Recognized in comprehensive income (loss)	17,530	(1,785)	15,745	(5,510)	10,235
Balance at December 31, 2009	(48,200)	(1,834)	(50,034)	17,512	(32,522)
Changes arising during the period	(1,701)	-	(1,701)	596	(1,105)
Adjustments for amounts recognized in
net periodic benefit cost	3,140	321	3,461	(1,211)	2,250
Recognized in comprehensive income (loss)	1,439	321	1,760	(615)	1,145
Balance at December 31, 2010	$(46,761)	$(1,513)	$(48,274)	$16,897	$(31,377)

The following table shows the percentage allocation of plan assets by investment category at December 31, 2010 and 2009, as well as the long-range average target allocation currently set by the investment manager and the target allocation ranges specified in the plan’s investment policy.  The allocation to cash investments at the end of 2010 reflects the pending investment of a $20 million employer contribution made in late December 2010.

			Long-range
	Actual Allocation		Average	Policy
	2010	2009	Target	Range
Equity securities:
U. S. large cap	23%	23%
U. S. small cap	23	23
International	14	18
Index funds	2	-
Total equity securities	62	64	55%	40-70%
Corporate debt securities	10	15
U. S. government and agency securities and other debt securities	18	18
Total debt securities	28	33	40	30-50
Cash investments	10	3	5	0-10
Total	100%	100%

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

Plan assets included 39,175 shares of Whitney common stock with a value of $.6 million (.25% of plan assets) at December 31, 2010 and $.4 million (.23% of plan assets) at December 31, 2009.

The fair value measurements of the plan’s assets at December 31, 2010 and 2009 are summarized below by the level of inputs used in the fair value measurement process.  The hierarchy of fair value measurements is discussed in Note 19.

	December 31, 2010
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total
Equity securities	$135,981	$-	$-	$135,981
Corporate debt securities	-	21,182	-	21,182
U. S. government and agency securities and other debt securities	-	40,510	-	40,510
Cash investments	22,876	-	-	22,876
Total investments at fair value	$158,857	$61,692	$-	$220,549

	December 31, 2009
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total
Equity securities	$111,945	$-	$-	$111,945
Corporate debt securities	-	25,975	-	25,975
U. S. government and agency securities and other debt securities	-	29,829	-	29,829
Cash investments	6,068	-	-	6,068
Total investments at fair value	$118,013	$55,804	$-	$173,817

Whitney sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code that covers substantially all full-time employees.  The Company annually matches the savings of each participant up to 4% of his or her compensation.  Tax law imposes limits on total annual participant savings.  Participants are fully vested in their savings and in the matching Company contributions at all times.  Concurrent with the defined-benefit plan amendments in late 2008, the Board also approved amendments to the employee savings plan.  These amendments authorized the Company to make discretionary profit sharing contributions, beginning in 2009, on behalf of participants in the savings plan who are either (a) ineligible to participate in the qualified defined-benefit plan or (b) subject to the freeze in benefit accruals under the defined-benefit plan.  The discretionary profit sharing contribution for a plan year is up to 4% of the participants’ eligible compensation for such year and is allocated only to participants who are employed on the first day of the plan year and at year end.  Participants must complete three years of service to become vested in the Company’s contributions, subject to earlier vesting in the case of retirement, death or disability.  The expense of the Company’s matching contributions was approximately $4.2 million in 2010, $4.1 million in 2009 and $3.8 million in 2008.  The discretionary contributions were $2.7 million for 2010 and $2.6 million for 2009.

Health and Welfare Plans
Whitney has offered health care and life insurance benefit plans for retirees and their eligible dependents.  Participant contributions are required under the health plan.  All health care benefits are covered under contracts with health maintenance or preferred provider organizations or insurance contracts.  The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.  Currently, these plans restrict eligibility for postretirement health benefits to retirees already receiving benefits as of the plan amendments in 2007 and to those active participants who were eligible to receive benefits as of December 31, 2007.  Life insurance benefits are currently only available to employees who retired before December 31, 2007.

The following table presents changes in the actuarial present value of the postretirement benefit obligation, the funded status of the plan, and the related amounts recognized and not recognized in the Company’s consolidated balance sheets.

(in thousands)	2010	2009
Changes in benefit obligation
Benefit obligation, beginning of year	$19,043	$18,044
Interest cost on benefit obligation	883	1,063
Participant contributions	886	434
Net actuarial (gain) loss	(3,012)	1,198
Benefits paid, net of Medicare subsidy received	(1,981)	(1,696)
Benefit obligation, end of year	15,819	19,043
Changes in plan assets
Plan assets, beginning of year	-	-
Employer contributions	1,095	1,262
Participant contributions	886	434
Benefits paid, net of Medicare subsidy received	(1,981)	(1,696)
Plan assets, end of year	-	-
Funded status and postretirement benefit liability recognized	$(15,819)	$(19,043)

Annual benefit payments, net of Medicare subsidies, are expected to range between approximately $1.0 million and $1.4 million over the next ten years.  These estimates were developed based on the same assumptions used in measuring benefit obligations as of December 31, 2010.

The discount rates used to determine the present value of the postretirement benefit obligation and the net periodic expense were the same as those shown above for the defined benefit pension plan.  The Company also assumed the following trends in health care costs for the actuarial calculation of the benefit obligation at December 31, 2010 and 2009.

	Pre- and Post-
	Medicare Age Cost
	2010	2009
Cost trend rate for next year	8.0%	8.5%
Ultimate rate to which the cost trend rate gradually declines	5.0	5.0
Year in which the ultimate trend rate is reached	2024	2024

The net periodic expense recognized for postretirement benefits was immaterial in 2010, 2009 and 2008.

The following shows changes in the amounts recognized in accumulated other comprehensive income or loss during 2010 and 2009.

	Net actuarial	Prior service			Total
(in thousands)	gain (loss)	(cost) credit	Total	Tax effect	net of tax
Balance at December 31, 2008	$(12,085)	$7,264	$(4,821)	$1,688	$(3,133)
Changes arising during the period	(1,198)	-	(1,198)	419	(779)
Adjustments for amounts recognized in net
periodic benefit cost	2,367	(2,235)	132	(46)	86
Recognized in comprehensive income (loss)	1,169	(2,235)	(1,066)	373	(693)
Balance at December 31, 2009	(10,916)	5,029	(5,887)	2,061	(3,826)
Changes arising during the period	3,012	-	3,012	(1,054)	1,958
Adjustments for amounts recognized in net
periodic benefit cost	1,406	(2,206)	(800)	279	(521)
Recognized in comprehensive income (loss)	4,418	(2,206)	2,212	(775)	1,437
Balance at December 31, 2010	$(6,498)	$2,823	$(3,675)	$1,286	$(2,389)

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

The 2007 plan authorizes awards with respect to a maximum of 3,200,000 Whitney common shares.  Shares subject to awards that have been settled in cash are not counted against the maximum authorization.  At December 31, 2010, the Committee could make future awards with respect to 1,388,916 shares.  The stock issued for employee or director awards may come from unissued shares or shares held in treasury.

The directors’ plan as originally implemented provided for an annual award of common stock and stock options to nonemployee directors.   The Board of Directors subsequently amended the plan to eliminate the annual award of stock options beginning in 2009 and to reduce the aggregate number of common shares authorized to be issued to no more than 937,500.  At December 31, 2010, 339,724 shares remain available for future award and issuance under the directors’ plan.

Employees forfeit their restricted stock units if they terminate employment within three years of the award date, although they can retain a prorated number of units in the case of retirement, death, disability and, in limited circumstances, involuntary termination.  During the three-year period, they cannot transfer or otherwise dispose of the units awarded.  Additional restrictions apply to the units awarded to certain highly-compensated award recipients as long as the preferred stock issued to the U.S. Department of Treasury (Treasury), as discussed in Note 17, is outstanding.  The performance-based restricted stock units that ultimately vest are determined with reference to Whitney’s financial performance over a three-year period in relation to that of a designated peer group. All employee restricted stock units would vest and the restrictions on their shares would lapse upon a change in control of the Company.  The directors’ stock grants are fully vested upon award.

The following table recaps changes during 2010 in the number of shares that are expected to ultimately be issued with respect to employees’ performance-based and tenure-based restricted stock units, taking into consideration expected performance factors but not expected forfeitures.

	Tenure-based		Performance-based
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at December 31, 2009	702,458	$13.21	233,688	$23.27
Granted	575,157	9.99	-	-
Net change on updated performance estimates	-	-	11,517	18.77
Vested	(92,612)	28.35	(105,329)	28.76
Actual forfeitures	(51,285)	10.64	(5,494)	18.77
Nonvested at December 31, 2010	1,133,718	$10.46	134,382	$18.77

The Company recognized compensation expense with respect to employee restricted stock units of $4.7 million in 2010, $4.1 million in 2009 and $6.9 million in 2008.  The income tax benefits associated with this compensation were approximately $1.6 million, $1.4 million and $2.4 million, respectively, in 2010, 2009 and 2008.  Unrecognized compensation related to restricted stock units expected to vest totaled $7.3 million at December 31, 2010.  This compensation will be recognized over an expected weighted-average period of 2.02 years. The total fair value of the restricted stock units that vested during 2010 was $1.9 million, based on the closing market price of Whitney’s common stock on the vesting dates.  The fair value of vested restricted stock and stock units totaled $3.5 million in 2009 and $6.6 million in 2008.

Directors’ stock grants totaled 42,172 shares in 2010, 39,312 shares in 2009 and 6,750 shares in 2008.  The aggregate grant date fair value of these awards was $390,000 in 2010, $360,000 in 2009 and $124,000 in 2008.

The following table summarizes combined stock option activity under the employee and director plans.

		Weighted-
		Average
	Number	Exercise Price
Outstanding at December 31, 2007	2,812,978	$26.44
Grants	262,437	18.69
Exercises	(55,814)	20.18
Vested expirations and unvested forfeitures	(452,313)	27.76
Outstanding at December 31, 2008	2,567,288	25.55
Grants	-	-
Exercises	-	-
Vested expirations and unvested forfeitures	(360,700)	24.28
Outstanding at December 31, 2009	2,206,588	25.76
Grants	-	-
Exercises	-	-
Vested expirations and unvested forfeitures	(348,417)	23.47
Outstanding at December 31, 2010	1,858,171	$26.19
Exercisable at December 31, 2010	1,672,192	$27.01

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

The following table presents certain additional information about stock options as of December 31, 2010.  The intrinsic value of an option is the excess of the closing market price of Whitney’s common stock over its exercise price.

(dollars in thousands,		Weighted-	Weighted-	Aggregate
except per share data)		Average Years	Average	Intrinsic
Range of Exercise Prices	Number	to Expiration	Exercise Price	Value
Options Exercisable
$18.30-$18.77	169,717	2.2	$18.51
$20.52-$22.58	494,948	1.9	22.34
$28.86-$29.83	524,402	4.3	28.90
$30.10-$35.41	483,125	5.0	32.73
$18.30-$35.41	1,672,192	3.6	$27.01	$ -
Options Outstanding
$18.30-$35.41	1,858,171	4.0	$26.19	$ -

The following table provides information on total cash proceeds received on option exercises, the intrinsic value of options exercised by employees and directors based on the Company’s closing stock price as of the exercise dates, and related tax benefits realized by Whitney.  The tax benefit in each year was credited to capital surplus.  The impact of the tax benefit was reported as a cash flow from financing activities in the consolidated statement of cash flows. The Company recognized compensation expense with respect to employee and director stock options of $.4 million in 2010, $.7 million in 2009 and $.9 million in 2008.

	Years Ended December 31
(in thousands)	2010	2009	2008
Proceeds from option exercises	$-	$-	$884
Intrinsic value of option exercised	-	-	228
Tax benefit realized	-	-	77

The fair values of the stock options were estimated as of the grant dates using the Black-Scholes option-pricing model.  The significant assumptions made in applying the option-pricing model are shown in following table. Both the volatility assumption and the weighted-average life assumption were based primarily on historical experience.  No stock options were awarded in 2010 or 2009.

2008
Weighted-average expected annualized volatility	24.38%
Weighted-average option life (in years)	6.59
Expected annual dividend yield	4.00%
Weighted-average risk-free interest rate	3.85%
Weighted-average grant date fair value of options awarded	$3.47

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

(dollars in thousands)	Actual			Well-
December 31, 2010	Amount	Ratio	Minimum(a)	Capitalized(b)
Leverage (Tier 1 Capital to Average Assets):
Company	$972,105	8.69%	$447,336	(c)
Bank	916,956	8.21	446,728	$558,410
Tier 1 Capital (to Risk-Weighted Assets):
Company	972,105	10.97	354,419	531,628
Bank	916,956	10.37	353,746	530,619
Total Capital (to Risk-Weighted Assets):
Company	1,234,026	13.93	708,838	886,047
Bank	1,178,667	13.33	707,492	884,366
December 31, 2009
Leverage (Tier 1 Capital to Average Assets):
Company	$1,242,268	11.05%	$449,830	(c)
Bank	999,176	8.90	449,259	$561,574
Tier 1 Capital (to Risk-Weighted Assets):
Company	1,242,268	13.00	382,105	573,158
Bank	999,176	10.48	381,476	572,214
Total Capital (to Risk-Weighted Assets):
Company	1,512,800	15.84	764,211	955,263
Bank	1,269,512	13.31	762,952	953,689
(a) Minimum capital required for capital adequacy purposes.
(b) Capital required for well-capitalized status under regulatory framework for prompt corrective action.
(c) Not applicable.

Under the regulatory framework for prompt corrective action, the capital levels of banks are categorized into one of five classifications ranging from well-capitalized to critically under-capitalized.  For an institution to be eligible to be classified as well-capitalized, its leverage, Tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively.  If an institution fails to maintain a well-capitalized classification, it will be subject to a series of operating restrictions that increase as the capital condition worsens.

Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.  As a result of the current difficult operating environment and recent operating losses, the Bank has committed to its primary regulator that it will maintain higher capital ratios with a leverage of at least 8%, a Tier 1 regulatory capital ratio of at least 9%, and a total capital ratio of at least 12%.  As of December 31, 2010, the Bank’s regulatory capital ratios exceeded the requisite capital levels to both satisfy these target minimums and to be eligible to be classified as well-capitalized.

Bank holding companies must also have at least a 6% Tier 1 capital ratio and a 10% total capital ratio to be considered well-capitalized for various regulatory purposes, and the Company satisfied these criteria at December 31, 2010.  As noted above, the capital that was raised through the issuance of preferred stock to Treasury as part of TARP qualifies as Tier 1 regulatory capital and was used in calculating all of the Company’s regulatory capital ratios.

Regulatory Restrictions on Dividends
At December 31, 2010, the Company had approximately $54 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and other corporate purposes, including making additional capital contributions to the Bank.

Regulatory policy statements provide that generally bank holding companies should only pay dividends out of current operating earnings and that the level of dividends, if any, must be consistent with current and expected capital requirements. The Company must currently obtain regulatory approval before increasing the common dividend rate above the current quarterly level of $.01 per share and must provide prior notice to its primary regulator in advance of declaring dividends on either its common on preferred stock.

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

Other Regulatory Matters
Under current Federal Reserve regulations, the Bank is limited in the amounts it may lend to the Company to a maximum of 10% of its capital and surplus, as defined in the regulations.  Any such loans must be collateralized from 100% to 130% of the loan amount, depending upon the nature of the underlying collateral.  The Bank made no loans to the Company during 2010 and 2009.

Banks are required to maintain currency and coin or a balance with the Federal Reserve Bank to meet reserve requirements based on a percentage of deposits.  During 2010 and 2009, the Bank covered substantially all its reserve maintenance requirement with balances of coin and currency.

NOTE 18
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AND DERIVATIVES

Off-Balance Sheet Financial Instruments
To meet the financing needs of its customers, the Bank issues financial instruments that represent conditional obligations that are not recognized, wholly or in part, in the consolidated balance sheets.  These financial instruments include commitments to extend credit under loan facilities and guarantees under standby and other letters of credit.  Such instruments expose the Bank to varying degrees of credit and interest rate risk in much the same way as funded loans.

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

Substantially all of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform.  The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.  Approximately 90% of the letters of credit outstanding at December 31, 2010 were rated as having average or better credit risk under the Bank’s credit risk rating guidelines.  Approximately half of the total obligations under standby letters of credit outstanding at year-end 2010 have a term of one year or less.

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

A summary of off-balance sheet financial instruments follows.
	December 31
(in thousands)	2010	2009
Loan commitments – revolving	$2,418,612	$2,296,865
Loan commitments – nonrevolving	229,094	239,313
Credit card and personal credit lines	585,438	560,116
Standby and other letters of credit	336,226	364,294

Derivative Financial Instruments
During 2009, the Bank began offering interest rate swap agreements to commercial banking customers seeking to manage their interest rate risk.  For each customer swap agreement, the Bank has entered into an offsetting agreement with an unrelated financial institution.  These derivative financial instruments are carried at fair value, with changes in fair value recorded in current period earnings.  The aggregate notional amounts of both customer interest rate swap agreements and the offsetting agreements were each $146 million at December 31, 2010 and each $30 million at December 31, 2009.  The fair value of these derivatives and the credit risk exposure to the Bank were immaterial at December 31, 2010 and 2009.

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

The material assets or liabilities measured at fair value by Whitney on a recurring basis are summarized below.  Mortgage-backed securities are issued or guaranteed by U.S. government agencies and substantially all are backed by residential mortgages.  Nonmarketable equity securities (Federal Reserve Bank and Federal Home Loan Bank stock) that are carried at cost are not included below.  These equity securities totaled $45 million at December 31, 2010 and $53 million at December 31, 2009.  The Level 2 fair value measurement shown below was obtained from a third-party pricing service that uses industry-standard pricing models.  Substantially all of the model inputs are observable in the marketplace or can be supported by observable data.

	Fair Value Measurement Using
(in millions)	Level 1	Level 2	Level 3
December 31, 2010
Investment securities available for sale:
Mortgage-backed securities	$-	$1,896	$-
U.S. agency securities	-	18	-
Other debt securities	-	9	-
Derivative financial instruments - assets	-	4	-
Derivative financial instruments - liabilities	-	4	-
December 31, 2009
Investment securities available for sale:
Mortgage-backed securities	$-	$1,709	$-
U.S. agency securities	-	102	-
Other debt securities	-	11	-

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

Certain assets and liabilities may be measured at fair value on a nonrecurring basis; that is, the instruments are not measured and reported at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances.  To measure the extent to which a loan is impaired, the relevant accounting principles permit or require the Company to compare the recorded investment in the impaired loans to the fair value of the underlying collateral in certain circumstances.  The fair value measurement process uses independent appraisals and other market-based information, but in many cases it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, substantially all of these fair value measurements fall within Level 3 of the hierarchy discussed above.  The net carrying value of impaired loans which reflected a nonrecurring fair value measurement totaled $53 million at December 31, 2010 and $214 million at December 31, 2009.  The portion of the allowance for loan losses allocated to these loans totaled $1 million at December 31, 2010 and $36 million at year-end 2009.  The valuation allowance on impaired loans and charge-offs factor into the determination of the provision for credit losses.

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

Investment in securities available for sale and held to maturity – The fair value measurement for securities available for sale was discussed earlier.  The same measurement approach was used for securities held to maturity, which consist of mortgage-backed securities, obligations of states and political subdivisions and corporate debt securities.

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

The estimated fair values of the Company’s financial instruments follow.

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
ASSETS:
Cash and short-term investments	$656	$656	$429	$429
Investment securities available for sale (a)	1,923	1,923	1,822	1,822
Investment securities held to maturity	641	638	175	180
Loans held for sale	198	199	34	34
Loans, net	7,018	6,835	8,180	8,085
Derivative financial instruments	4	4	-	-
LIABILITIES:
Deposits	9,403	9,414	9,150	9,159
Short-term borrowings	543	543	735	735
Long-term debt	220	214	200	178
Derivative financial instruments	4	4	-	-
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

                On January 7, 2011, a purported shareholder of Whitney filed a lawsuit in Civil District Court for the Parish of Orleans of the State of Louisiana captioned De LaPouyade v Whitney Holding Corporation, et al.,  No. 11-189, naming Whitney and members of Whitney's board of directors as defendants.  This lawsuit is purportedly brought on behalf of a putative class of Whitney's common shareholders and seeks a declaration that it is properly maintainable as a class action.  The lawsuit alleges that Whitney's directors breached their fiduciary duties and/or violated Louisiana state law and that Whitney aided and abetted those alleged breaches of fiduciary duty by, among other things, (a) agreeing to considertion that undervalues Whitney, (b) agreeing to deal protection devices that preclude a fair sales process, (c) engaging in self-dealing, and (d) failing to protect against conflicts of interest. Among other relief, the plaintiff seeks to enjoin the merger.

                On February 17, 2011, a complaint in intervention was filed by the Louisiana Municipal Police Employees Retirement System ("MPERS") in the De LaPouyade case.  The MPERS complaint is substantially identical to and seeks the join in the De LaPouyade complaint.

                On February 7, 2011, another putative shareholder class action lawsuit, Realistic Partners v. Whitney Holding Corporation et al., Case No. 2:11-cv-00256, was filed in the United States District Court for the Eastern District of Louisiana against Whitney, members of Whitney's board of directors, and Hancock asserting violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty under Louisiana state law, and aiding and abetting breach of fiduciary duty by, among other things, (a) making material misstatements or omissions in the proxy statement, (b) agreeing to consideration that undervalues Whitney, (c) agreeing to deal protection devices that preclued a fair sales process, (d) engaging in self-dealing,  and (e) failing to protect against conflicts of interest.  Among other relief, the plaintiff seeks to enjoin the merger.  On February 24, 2011, the plaintiff moved for class certification.

                Whitney believes the claims asserted are without merit and intends to vigorously defend against these lawsuits.

Reserve for Losses on Mortgage Loan Repurchase Obligations
During 2010, the Company established a $4.5 million reserve for estimated losses on mortgage loan repurchase obligations associated with certain loans that were originated and sold by an acquired entity.  The Bank has received repurchase demands from investors claiming loan defects that are covered by the standard representations and warranties in mortgage loan sale contracts executed by the acquired entity before the date of the acquisition.  In determining the loss reserve estimate, management investigated the investor claims and the nature and cause of the underlying defects and evaluated the potential for additional claims associated with the loan origination and sale activities of the acquired entity.  The Bank has made payments totaling $2.8 million with respect to investor claims through December 31, 2010, leaving an estimated loss reserve of $1.8 million at that date. The Bank has incurred no losses stemming from the representations and warranties it makes in its own secondary mortgage market operations and historically has not maintained a loss reserve for repurchase obligations.

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

NOTE 21
OTHER NONINTEREST INCOME

The components of other noninterest income were as follows.

	Years Ended December 31
(in thousands)	2010	2009	2008
Investment services income	$7,354	$6,129	$6,035
Credit-related fees	7,222	6,304	5,921
ATM fees	4,582	5,657	5,693
Other fees and charges	4,902	5,543	4,628
Earnings from bank-owned life insurance program	6,610	7,207	3,908
Other operating income	7,825	5,754	6,979
Net gains on sales and other revenue from foreclosed assets	1,222	2,036	4,302
Net gains on disposals of surplus property	218	2,011	72
Total	$39,935	$40,641	$37,538

NOTE 22
OTHER NONINTEREST EXPENSE

The components of other noninterest expense were as follows.

	Years Ended December 31
(in thousands)	2010	2009	2008
Security and other outsourced services	$19,294	$17,094	$15,758
Bank card processing services	6,724	5,019	4,319
Advertising and promotion	7,030	4,167	4,824
Operating supplies	3,933	4,136	4,223
Loss on mortgage loan repurchase obligations	4,500	-	-
Miscellaneous operating losses	2,993	3,116	5,269
Other operating expenses	25,518	23,310	21,182
Total	$69,992	$56,842	$55,575

NOTE 23
INCOME TAXES

The components of income tax expense (benefit) follow.

	Years Ended December 31
(in thousands)	2010	2009	2008
Included in net income
Current
Federal	$(29,525)	$(26,677)	$31,314
State	(897)	(13)	1,946
Total current	(30,422)	(26,690)	33,260
Deferred
Federal	(62,982)	(22,400)	(13,639)
State	(1,808)	(776)	(483)
Total deferred	(64,790)	(23,176)	(14,122)
Total included in net income	$(95,212)	$(49,866)	$19,138
Included in shareholders’ equity
Deferred tax related to the change in the
net unrealized gain on securities	$(1,160)	$2,627	$10,978
Deferred tax related to the change in the pension and
other post-retirement benefits assets and liabilities	1,390	5,138	(14,827)
Current tax related to stock options
and restricted stock and units	1,542	3,364	1,144
Total included in shareholders’ equity	$1,772	$11,129	$(2,705)

The effective rate of the tax benefit included in the net losses for 2010 and 2009 and of the tax expense included in net income for 2008 differed from the statutory federal income tax rate because of the following factors.

	Years Ended December 31
(in percentages)	2010	2009	2008
Federal income tax expense (benefit) rate	(35.00)%	(35.00)%	35.00%
Difference resulting from
Tax-exempt income	(2.00)	(4.82)	(5.68)
Tax credits	(2.41)	(4.35)	(5.61)
State income tax and miscellaneous items	(.77)	(.35)	.91
Effective tax expense (benefit) rate	(40.18)%	(44.52)%	24.62%

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

	December 31
(in thousands)	2010	2009
Deferred tax assets:
Allowance for credit losses and losses on foreclosed assets	$84,186	$81,860
Net operating loss carry forward	48,434	263
Tax credits carry forward	22,065	-
Employee compensation and benefits	12,328	22,831
Unrecognized interest income	6,400	7,082
Other	13,762	9,127
Total deferred tax assets	187,175	121,163
Deferred tax liabilities:
Depreciable and amortizable assets	20,198	19,754
Net unrealized gain on securities available for sale	12,203	13,363
Other	4,575	2,221
Total deferred tax liabilities	36,976	35,338
Net deferred tax asset	$150,199	$85,825

Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized.  In making such judgments, significant weight is given to evidence that can be objectively verified.  As of December 31, 2010, Whitney had incurred a three-year cumulative taxable loss and had net operating loss and tax credit carry forwards. This is considered significant negative evidence when assessing the realizability of a deferred tax asset.  Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on the Company’s strong historical taxable income and current forecasts for taxable income for the periods through which losses may be carried forward that are sufficient to realize the net deferred tax asset.  The amount of future taxable income required to support the deferred tax asset in the carry forward period, which is currently 20 years, is approximately $515 million.  If operating losses continue in future periods, the deferred tax asset will increase.  If Whitney is unable to generate, or is unable to demonstrate that it can generate, sufficient taxable income in the near future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance against its deferred tax assets with a corresponding increase in income tax expense.

As of December 31, 2010, the Company had approximately $168 million in federal and state net operating loss carry forwards that originated primarily in the 2010 tax year.  The Company also had approximately $22 million in tax credit carry forwards that originated in the tax years from 2008 through 2010.  Substantially all of the net operating loss carry forwards expire in 2030, and the tax credit carry forwards begin to expire in 2028.

The tax benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained based on its technical merit.  The liability for unrecognized tax benefits was immaterial at December 31, 2010 and December 31, 2009, and changes in the liability were insignificant during 2010, 2009 and 2008.  The Company does not expect the liability for unrecognized tax benefits to change significantly during 2011.  Whitney recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2010, 2009 and 2008 were insignificant.

The Company and its subsidiaries file a consolidated federal income tax return and various separate company state returns.  With few exceptions, the returns for years before 2007 are not open for examination by federal or state taxing authorities.

NOTE 24
EARNINGS (LOSS) PER COMMON SHARE

As discussed in Note 2, The Financial Accounting Standards Board (FASB) has concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share using the two-class method.  Whitney has awarded share-based payments that are considered participating securities under this guidance.  The two-class method allocates net income to each class of common stock and participating security according to common dividends declared and participation rights in undistributed earnings.  This guidance was effective for 2009 and has been applied retrospectively to earnings per share data presented for prior periods with no material impact.

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

		Years Ended December 31
(dollars in thousands, except per share data)		2010	2009	2008
Numerator:
Net income (loss)		$(141,766)	$(62,146)	$58,585
Preferred stock dividends		16,268	16,226	588
Net income (loss) to common shareholders		(158,034)	(78,372)	57,997
Net income (loss) allocated to participating
securities – basic and diluted		-	-	640
Net income (loss) allocated to common
shareholders – basic and diluted	A	$(158,034)	$(78,372)	$57,357
Denominator:
Weighted-average common shares – basic	B	96,626,872	72,824,964	64,767,708
Dilutive potential common shares		-	-	320,153
Weighted-average common shares – diluted	C	96,626,872	72,824,964	65,087,861
Earnings (loss) per common share:
Basic	A/B	$(1.64)	$(1.08)	$.89
Diluted	A/C	(1.64)	(1.08)	.88
Weighted-average anti-dilutive potential common shares:
Stock options and restricted stock units		1,956,476	2,334,579	2,261,558
Warrants		2,631,579	2,631,579	93,471

NOTE 25
PARENT COMPANY FINANCIAL STATEMENTS

The following financial statements are for the parent company only.  Cash and cash equivalents include noninterest-bearing deposits in the Bank and the demand note receivable from the Bank.

BALANCE SHEETS	December 31
(in thousands)	2010	2009
ASSETS
Cash and cash equivalents	$54,458	$239,516
Investment in bank subsidiary	1,481,705	1,452,783
Investments in nonbank subsidiaries	2,457	2,788
Notes receivable - nonbank subsidiaries	1,834	1,484
Other assets	16,140	13,392
Total assets	$1,556,594	$1,709,963
LIABILITIES
Dividends payable	$850	$832
Subordinated debentures	16,798	17,029
Other liabilities	14,612	11,038
Total liabilities	32,260	28,899
SHAREHOLDERS’ EQUITY	1,524,334	1,681,064
Total liabilities and shareholders’ equity	$1,556,594	$1,709,963

STATEMENTS OF INCOME	Years Ended December 31
(in thousands)	2010	2009	2008
Dividend income from bank subsidiary	$-	$-	$113,500
Equity in undistributed earnings of subsidiaries
Bank	(135,319)	(59,427)	(55,240)
Nonbanks	(331)	(77)	(189)
Other income, net of expenses and income taxes	(6,116)	(2,642)	514
Net income (loss)	$(141,766)	$(62,146)	$58,585
Preferred stock dividends	16,268	16,226	588
Net income (loss) to common shareholders	$(158,034)	$(78,372)	$57,997

STATEMENTS OF CASH FLOWS	Years Ended December 31
(in thousands)	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(141,766)	$(62,146)	$58,585
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Equity in undistributed earnings of subsidiaries	135,650	59,504	55,429
Other, net	1,011	846	794
Net cash provided by (used in) operating activities	(5,105)	(1,796)	114,808
INVESTING ACTIVITIES
Investments in subsidiaries, net	(165,000)	-	(370,466)
Loans to nonbank subsidiaries, net of repayments	(350)	1,150	1,550
Net cash provided by (used in) investing activities	(165,350)	1,150	(368,916)
FINANCING ACTIVITIES
Cash dividends on common stock	(3,879)	(13,250)	(78,590)
Cash dividends on preferred stock	(15,000)	(13,584)	-
Proceeds from issuance of common stock	175	218,634	4,279
Purchases of common stock	(606)	(1,087)	(52,588)
Proceeds from issuance of preferred stock, with common stock warrant	-	-	300,000
Share-based compensation reimbursed by bank subsidiary	4,707	4,110	6,929
Repayment of long-term debt	-	-	(6,186)
Other, net	-	-	63
Net cash provided by (used in) financing activities	(14,603)	194,823	173,907
Increase (decrease) in cash and cash equivalents	(185,058)	194,177	(80,201)
Cash and cash equivalents at beginning of year	239,516	45,339	125,540
Cash and cash equivalents at end of year	$54,458	$239,516	$45,339

The total cash used to invest in subsidiaries in 2008 included both a $275 million capital contribution to the Bank following the preferred stock issue under the Treasury’s Capital Purchase Program and the net cash paid to acquire Parish.  The bank subsidiary acquired with Parish was merged into the Bank.  The Company made an additional $165 million capital contribution to the Bank in 2010 in response to continued operating losses.

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

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm. “Management’s Report on Internal Control over Financial Reporting,” which appears in Item 8 on page 70 of this annual report on Form 10-K, and “Report of Independent Registered Public Accounting Firm,” which appears in Item 8 on page 71 of this annual report on Form 10-K are incorporated here by reference.

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

In further response to this Item 10, Whitney incorporates by reference the section entitled “Executive Officers of the Company” appearing in Item 1 of this Form 10-K and the following sections of its Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC:

•
The subsections entitled “Board of Directors,” “Board Qualifications,” “Audit Committee,” “Nominating and Corporate Governance Committee,” and “Corporate Governance” of the section entitled “Board of Directors and Its Committees.”

•	The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”
•	The section entitled “Transactions with Related Persons.”

Item 11: EXECUTIVE COMPENSATION

In response to this item, Whitney incorporates by reference the following sections of its Proxy Statement for the 2011 Annual Meeting of Shareholders to be to be filed with the SEC:

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

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                AND RELATED STOCKHOLDER MATTERS

In partial response to this item, Whitney incorporates by reference the section entitled “Security Ownership of Certain Beneficial Owners and Management” of its Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC.

The following table summarizes certain information regarding the Company’s equity compensation plans as of December 31, 2010.  The underlying compensation plans, which are more fully described in Note 16 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, have been previously approved by a vote of the shareholders.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans
approved by shareholders	1,941,042 (1)	$26.19 (2)	1,728,640 (3)
Equity compensation plans
not approved by shareholders	-	-	-
Total	1,941,042	$26.19	1,728,640

(1)
The total includes an aggregate of 1,612,921 shares that can be issued on the exercise of options held by employees.  341,256 shares are subject to options granted under the 2007 Long-Term Compensation Plan (2007 LTCP), 701,233 shares are subject to options granted under the 2004 Long-Term Incentive Plan (2004 LTIP), and 570,432 shares are subject to options granted under the 1997 Long-Term Incentive Plan (1997 LTIP).  The total also includes an aggregate of 245,250 shares that can be issued on the exercise of options held by nonemployee directors of the Company.  These options were granted under the Directors’ Compensation Plan, as amended and restated.

Also included in the total are 82,871 common stock equivalent units held in deferred compensation accounts maintained for certain of the Company’s directors, which must eventually be distributed as common shares of the Company.  As allowed under the Directors’ Compensation Plan, certain nonemployee directors have deferred receipt of annual stock awards and fees, and the value of these deferrals has been credited to a bookkeeping account maintained for each director.  The value of an account is indexed to the performance of one or more investment options specified in the plans.  One of the investment options is equivalent units of the Company’s common stock.  This option is mandatory for deferred stock awards and was extended by the Directors’ Compensation Plan to deferred compensation account balances maintained under a prior deferred compensation plan. The number of common stock equivalent units allocated to a director’s account for each deferral is based on the fair market value of the Company’s common stock on the deferral date.  The common stock equivalent units are deemed to earn any dividends declared on the Company’s common stock, and additional units are allocated on the dividend payment date based on the stock’s fair market value.

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

(3)
Under the 2007 LTCP, the Company is authorized to make awards with respect to a maximum of 3,200,000 of its common shares.  The 2007 LTCP provides for the award of options, stock appreciation rights, restricted stock and restricted stock units that represent common shares, as well as other stock-based awards that the Compensation and Human Resources Committee of the Company’s Board of Directors deems consistent with the plan’s purposes.  Of the total shares authorized, the Company can make awards with respect to a maximum of 2,400,000 shares in a form of full-value awards, i.e., awards other than in the form of stock options or stock appreciations rights and which are settled in stock.  A maximum of 1,000,000 shares may be issued upon exercise of incentive stock options awarded under the 2007 LTCP.  At

December 31, 2010, the Company could make future awards under the 2007 LTCP with respect to 1,388,916 shares of its common stock, of which 930,172 can be under full-value awards.  No incentive stock options had been awarded under the 2007 LTCP as of December 31, 2010.

The Directors’ Compensation Plan as originally implemented provided for awards of stock options or common stock and allocations of common stock equivalent units.  The Board of Directors subsequently amended the plan to eliminate the annual award of stock options beginning in 2009 and to reduce the aggregate number of common shares authorized to be issued to no more than 937,500.  At December 31, 2010, the Company could make future awards or allocations of common stock equivalent units under the plan with respect to 339,724 shares of its common stock.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSATIONS, AND DIRECTOR
                 INDEPENDENCE

In response to this item, the Company incorporates by reference the following sections of its Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC:

• •	The section entitled “Transactions with Related Persons.” The first paragraph of the subsection entitled “Board of Directors” in the section entitled “Board of Directors and Its Committees.”
•	The first paragraph of the subsection entitled “Nominating and Corporate Governance Committee” in the section entitled “Board of Directors and Its Committees.”
•	The first paragraph of the subsection entitled “Audit Committee” in the section entitled “Board of Directors and Its Committees.”

Item 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this item, the Company incorporates by reference the section entitled “Auditors” of its Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC.

PART IV

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements and supplementary data of the Company and its subsidiaries are included in Part II Item 8 of this Form 10-K:
Page Number
Report of Independent Registered Public Accounting Firm	71

Consolidated Balance Sheets -- December 31, 2010 and 2009	72

Consolidated Statements of Income --
Years Ended December 31, 2010, 2009 and 2008	73

Consolidated Statements of Changes in Shareholders’ Equity --
Years Ended December 31, 2010, 2009 and 2008	74

Consolidated Statements of Cash Flows --
Years Ended December 31, 2010, 2009 and 2008	75

Notes to Consolidated Financial Statements	76

(a)(2)
All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes to the consolidated financial statements.

                (a)(3)  Exhibits:

Exhibit 2.1 – Agreement and Plan of Merger, dated as of December 21, 2010, between Hancock Holding Company and Whitney Holding Corporation (filed as Exhibit 2.1 to the Company’s current report on Form 8-K filed on December 23, 2010 (Commission file number 0-1026) and incorporated by reference).

Exhibit 3.1 - Copy of the Company’s Composite Charter (filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).

Exhibit 3.2 - Copy of the Company’s Bylaws (filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on November 2, 2010 (Commission file number 0-1026) and incorporated by reference).

Exhibit 4.1 – Form of Certificate of Series A Preferred Stock (filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).

Exhibit 4.2 – Form of Warrant to Purchase Shares of Common Stock (filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.1 *- Form of Amended and Restated Executive Agreement between the Company, the Bank and certain executive officers.

Exhibit 10.2 *- Form of Amended and Restated Officer Agreement between the Company, the Bank and an executive officer (filed as Exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.3 *- Senior Executive Letter Agreement by and between the Company and Robert C. Baird, Jr. (filed as Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended December 31, 2008 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.4 *- Senior Executive Letter Agreement by and between the Company and Thomas L. Callicutt, Jr. (filed as Exhibit 10.23 to the Company’s annual report on Form 10-K for the year ended December 31, 2008 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.5 *- Senior Executive Letter Agreement by and between the Company and Joseph S. Exnicios (filed as Exhibit 10.24 to the Company’s annual report on Form 10-K for the year ended December 31, 2008 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.6 *- Senior Executive Letter Agreement by and between the Company and John C. Hope, III (filed as Exhibit 10.25 to the Company’s annual report on Form 10-K for the year ended December 31, 2008 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.7 *- Senior Executive Letter Agreement by and between the Company and R. King Milling (filed as Exhibit 10.26 to the Company’s annual report on Form 10-K for the year ended December 31, 2008 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.8 *- Senior Executive Letter Agreement by and between the Company and John M. Turner, Jr. (filed as Exhibit 10.27 to the Company’s annual report on Form 10-K for the year ended December 31, 2008 (Commission file number 0-1026) and incorporated by reference).

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

Exhibit 10.14 *- Form of tenure-based restricted stock unit agreement for executive officers under the Company’s 2007 Long-Term Compensation Plan (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.15 *- Form of stock option agreement between the Company and certain of its officers (filed as Exhibit 10.9b to the Company’s annual report on Form 10-K for the year ended December 31, 2001 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.16 *- Form of notice and acceptance of stock option grant to certain of the Company’s officers under the Company’s 2004 Long-Term Incentive Plan (filed on June 17, 2005 as Exhibit 99.3 to the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.17 *- Form of notice and acceptance of stock option grant under the Company’s 2004 Long-Term Incentive Plan (filed on July 6, 2006 as Exhibit 99.2 to the Company’s current report on Form 8-K (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.18 *- Form of notice and acceptance of stock option grant under the Company’s 2007 Long-Term Compensation Plan (filed as Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.19 *- Amendment to stock options granted under the Company’s 2007 Long-term Compensation Plan (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.20 *- Whitney Holding Corporation Directors’ Compensation Plan (filed as Exhibit A to the Company’s Proxy Statement dated March 24, 1994 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.21 *- Amendment No. 1 to the Company’s Directors’ Compensation Plan (filed as Exhibit A to the Company’s Proxy Statement dated March 15, 1996 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.22 *- Whitney Holding Corporation 2001 Directors’ Compensation Plan as amended and restated effective as of January 1, 2008 (filed as Exhibit 10.17 to the Company’s annual  report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.23 *- Amendment to the Company’s Amended and Restated 2001 Directors’ Compensation Plan effective as of July 23, 2008 (filed as Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.24 *- Whitney Holding Corporation Retirement Restoration Plan as amended and restated effective January 1, 2008 (filed as Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.25 *- Amendment to the Company’s Retirement Restoration Plan (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.26 *- Whitney Holding Corporation Executive Incentive Compensation Plan as amended and restated effective as of January 1, 2008 (filed as Exhibit 10.19 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.27 *- Whitney Holding Corporation Deferred Compensation Plan as amended and restated effective as of January 1, 2008 (filed as Exhibit 10.20 to the Company’s annual report on Form 10-K for the year ended December 31, 2007 (Commission file number 0-1026) and incorporated by reference).

Exhibit 10.28 – Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement, by and between the Company and the United States Department of the Treasury (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 23, 2008 (Commission file number 0-1026) and incorporated by reference).

Exhibit 12 - Statement regarding computation of earnings to fixed charges

Exhibit 21 - Subsidiaries

Whitney Holding Corporation owns 100% of Whitney National Bank, a national banking association organized under the laws of the United States of America.  All other subsidiaries considered in the aggregate would not constitute a significant subsidiary.

Exhibit 23 - Consent of PricewaterhouseCoopers LLP dated March 1, 2011.

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

Exhibit 99.1 – Certification of Principal Executive Officer pursuant to 31 C.F.R. Section 30.15.

Exhibit 99.2 – Certification of Principal Financial Officer pursuant to 31 C.F.R. Section 30.15.

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

               March 1, 2011
   Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ John C. Hope, III	Chairman of the Board,	March 1, 2011
John C. Hope, III	Chief Executive Officer and Director

/s/ John M. Turner, Jr.	President and Director	March 1, 2011
John M. Turner, Jr.

/s/ Thomas L. Callicutt, Jr.	Senior Executive Vice President and	March 1, 2011
Thomas L. Callicutt, Jr.	Chief Financial Officer
(Principal Accounting Officer)

Director
A. R. Blossman, Jr.

/s/ Angus R. Cooper II	Director	March 1, 2011
Angus R. Cooper II

/s/ Richard B. Crowell	Director	March 1, 2011
Richard B. Crowell

/s/ Hardy B. Fowler	Director	March 1, 2011
Hardy B. Fowler

/s/ Terence E. Hall	Director	March 1, 2011
Terence E. Hall

Signature	Title	Date

/s/ William A. Hines	Director	March 1, 2011
William A. Hines

/s/ Alfred S. Lippman	Director	March 1, 2011
Alfred S. Lippman

/s/ Michael L. Lomax	Director	March 1, 2011
Michael L. Lomax

/s/ R. King Milling	Director	March 1, 2011
R. King Milling

/s/ Eric J. Nickelsen	Director	March 1, 2011
Eric J. Nickelsen

/s/ Kathryn M. Sullivan	Director	March 1, 2011
Kathryn M. Sullivan

/s/ Dean E. Taylor	Director	March 1, 2011
Dean E. Taylor

/s/ Thomas D. Westfeldt	Director	March 1, 2011
Thomas D. Westfeldt