Form 10-K/A
period 2010-12-31
WHITNEY HOLDING CORP
filed 2011-04-18
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K/A
Amendment No. 1

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

At March 25, 2011, 96,653,720 shares of the registrant’s no par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed by Whitney Holding Corporation in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III, which was previously omitted in reliance on Instruction G to Form 10-K from its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (SEC) on March 1, 2011.  Whitney is not filing its definitive proxy statement for its 2011 annual shareholder meeting within 120 days of the end of its most recent fiscal year as required under Instruction G to Form 10-K in order to incorporate information contained in the definitive proxy statement into the Form 10-K. This Form 10-K/A discloses such information herein. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A certain new certifications by our principal executive officer and principal financial officer; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

This Form 10-K/A is limited in scope to the items identified above and should be read in conjunction with the Form 10-K and our other filings with the SEC.

The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K.

PART III

Item 10:DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The following table sets forth information we obtained from the directors of Whitney Holding Corporation (Whitney or the Company) about: (a) their principal occupations for the last five years; (b) directorships they hold or held within the last five years with other public companies; (c) their ages at March 25, 2011; (d) the year they were first elected as a director; and (e) a description of positions and offices they hold with the Company and Whitney National Bank (other than as a director), as applicable.

A. R. Blossman, Jr., 79	Former Chairman of the Board, Parish National Bank (1968 to 2008); former Director, Parish National Corporation (2004 to 2008); Whitney director since 2009.
Angus R. Cooper II, 68	Chairman and Chief Executive Officer, Cooper/T. Smith Corp. (shipping service company) (since 1979); Whitney director since 1994.
Richard B. Crowell, 72	Of Counsel, Crowell & Owens (since 2009); Attorney, Crowell & Owens (1970 to 2009); Director, CLECO Corporation; Whitney director since 1983.
Hardy B. Fowler, 59	Former Office Managing Partner, KPMG New Orleans (international accounting firm) (October 2002 to September 2009); Whitney director since 2009.
Terence E. Hall, 65
Chairman (since December 2010); Executive Chairman (May 2010 to December 2010); Chairman of the Board and Chief Executive Officer, Superior Energy Services, Inc. (provider of specialized oilfield services and equipment) (1995 to May 2010); Whitney director since 2009.

William A. Hines, 74	Chairman of the Board, Nassau Holding, LLC (holding company of entities in the oil field service industry) (since 1978); Whitney director since 1986.
John C. Hope, III, 62
Chairman of the Board and Chief Executive Officer (since March 2008), President and Chief Operating Officer (March 2007 to March 2008) of the Company and the Bank; Executive Vice President of the Company (1994 to March 2008) and the Bank (1998 to March 2008); Director, Energy South, Inc. (1991 to 2008); Whitney director since 2007.

Alfred S. Lippman, 72	Co-Manager, Lippman, Mahfouz, Tranchina & Thorguson, LLC, Attorneys at Law (since 2001); Whitney director since 1996.
Michael L. Lomax, 63	President and Chief Executive Officer, United Negro College Fund (since 2004); Director, Capella Education Company; Whitney director since 2002.
R. King Milling, 70	Former Vice Chairman of the Company and the Bank (March 2007 to December 2008); President of the Company and the Bank (1984 to March 2007); Whitney director since 1978.
Eric J. Nickelsen, 66	Real estate developer (since 1998); Whitney director since 2000.
Kathryn M. Sullivan, 55
Chief Executive Officer, UnitedHealthcare, Central Region (since 2008); Former Chief Financial Officer and Senior Vice President, Blue Cross and Blue Shield Association (2004 to 2008); Whitney director since 2003.

Dean E. Taylor, 62	Chairman (since 2003), Chief Executive Officer (since 2002), President (since 2001) of Tidewater, Inc. (marine offshore supply); Whitney director since 2002.

John M. Turner, Jr., 49
President of the Company and the Bank (since March 2008); Executive Vice President of the Company and the Bank (February 2005 to March 2008); Senior Vice President of the Bank (1995 to February 2005); Whitney director since 2008.

Thomas D. Westfeldt, 59	President, Westfeldt Brothers, Inc. (green coffee importing firm) (since 1994); Whitney director since 2002.

Board Qualifications

Set forth below are each director’s particular experience, qualifications, attributes or skills that, when considered in the aggregate, led the Board to conclude that the person should serve as a director of the Company.

A. R. Blossman, Jr. is knowledgeable about a major Whitney market, is a successful businessman and banker, and is a major shareholder.  Mr. Blossman joined Whitney’s Board and its Executive Committee (which reviews Whitney’s loan activity) in 2009.  Mr. Blossman is very familiar with Whitney’s North Shore (suburban New Orleans) market, which, with the acquisition of Mr. Blossman’s bank (Parish National Bank) in late 2008, accounts for approximately 16% of Whitney’s metro New Orleans loans and deposits.  In addition to being a life-long resident on the North Shore, Mr. Blossman has substantial experience as a successful entrepreneur, having founded or operated a variety of businesses, including propane distributor, brewery, and real estate investments.  In addition, Mr. Blossman has substantial experience as a bank executive and director, having founded Parish National Bank in 1968 and served, during his long banking career, as its CEO and more recently its Chairman.  By virtue of Whitney stock he received as a shareholder of Parish in 2008, Mr. Blossman is a substantial Whitney shareholder.

Angus R. Cooper II is familiar with several of our largest markets, owns and operates several substantial businesses that are important to the economies of these markets, and has substantial experience as a Whitney director.  Mr. Cooper is a resident of southern Alabama, an important Whitney market.  He has been actively engaged in civic and community activities in both Mobile and New Orleans for many years; examples include his service as a board member of the National World War II Museum, Coast Guard Foundation, Gulf Coast Conservation Association, the University of Alabama System, the Crimson Tide Foundation (he currently serves as Vice President), Audubon Nature Institute and World Presidents’ Organization, as well as his prior service as a director of the Boy Scouts of America, Children’s Hospital and other civic organizations.  He is currently Chairman of the Mobile Arts and Sports Association and The Senior Bowl and was formerly Co-Chairman of the Mobile Area United States Olympic Committee.  Between 2000 and 2006, Mr. Cooper served as a Commissioner (and for some of this period, as Chairman) of the Port of New Orleans Dock Board, which is the Louisiana state agency that operates the Port of New Orleans.  As the result of his leadership in business and civic matters, Mr. Cooper has received several awards and honors, including the Bank One Junior Achievement Award (2004), recognition as a Role Model for the Young Leadership Council in 2005, and election to the International Maritime Hall of Fame in 2007.  Mr. Cooper is the Chairman and CEO of Cooper/T. Smith Corporation, which is one of America’s oldest and largest (serving 39 ports) stevedoring and maritime-related firms with operations on all three U.S. coasts (including the ports of New Orleans, Mobile and Houston, which are key Whitney markets) and foreign operations in Central and South America.  With its market footprint along the Gulf Coast from Tampa to Houston, a substantial portion of Whitney’s customer base is directly or indirectly involved in maritime and trade activity.  His businesses are Whitney customers.  Mr. Cooper also has gained substantial knowledge about Whitney and its operations since joining the Board in 1994.  He has served on Whitney’s Nominating Committee since 2005, its Compensation and Human Resources Committee (the Compensation Committee) since 1999 (and has been the chairman of that committee since 2008) and its Executive Committee since 1996.  Mr. Cooper has substantially increased his investment in Whitney stock since joining the Board and is a large individual shareholder.

Richard B. Crowell is familiar with our largest Louisiana markets, has gained substantial knowledge about Whitney’s operations as our second longest serving director, has extensive experience as an audit committee member for both Whitney and another highly regulated public company, is an experienced attorney, and with his family is a substantial Whitney shareholder.  Mr. Crowell resides in Alexandria, Louisiana, which is the next largest metropolitan area in Louisiana north of Whitney’s market cities of Baton Rouge, Lafayette and Lake Charles.  He has served as a director of Louisiana’s Public Affairs Research Council, which is headquartered in Baton Rouge.  He joined the Whitney Board in 1983 and has served as Chairman of our Audit Committee for more than 20 years.  Thus, his tenure as director spans a full range of banking and economic cycles affecting Whitney, including the Louisiana oil and gas boom and bust in the early 1980s, the nationwide real estate downturn in the late 1980s and early 1990s, the boom years of the later 1990s and finally the current economic climate.  Mr. Crowell’s experience as an audit committee member includes his service on Cleco Corp’s audit committee; Cleco is a large, publicly held utility company headquartered in Pineville, Louisiana.  Until his retirement from the Alexandria law firm of Crowell and Owens, LLC in late 2009, he engaged full time in a practice that included real estate and probate law.  Mr. Crowell and his family are long-term Whitney shareholders, and Mr. Crowell has significantly increased his holdings of Whitney stock during his 28 year tenure as a board member.

Hardy B. Fowler has substantial financial and accounting expertise, as well as knowledge of and substantial connections with Whitney’s largest market, New Orleans. Mr. Fowler has substantial academic and professional credentials, including an undergraduate degree in finance and an MBA.  He is also a Louisiana certified public accountant.  He recently concluded a 34 year career at the international accounting firm of KPMG, including 25 years as a tax partner and service as the New Orleans office’s managing partner for the last seven years.  In addition to advising KPMG’s clients in the New Orleans market for many years, his civic and community ties to New Orleans are significant, including service on the boards of the Bureau of Governmental Research, the Business Council of New Orleans, Junior Achievement and many other civic organizations.

Terence E. Hall has substantial experience as an executive of a large public company engaged in an industry important to Whitney and its markets, familiarity with several key Whitney markets, and educational and prior business experience preparing him to be an effective Whitney director.  Mr. Hall joined Whitney’s Board in 2009 and since that time has served on its Executive Committee, Nominating Committee, and Compensation Committee.  From 1995 to May 2010, Mr. Hall served as Chairman and CEO of Superior Energy Services, Inc. and currently serves as the company’s Chairman. Superior is a leading provider of specialized oilfield services and equipment, focused on serving the drilling and production-related needs of oil and gas companies, as well as the plug and abandonment and decommissioning services required at the end of a well’s life.  Energy related lending – especially lending to support service activities such as those engaged in by Superior – is a significant industry segment for Whitney, accounting for approximately 11% of Whitney’s total loan portfolio. Headquartered in New Orleans, Superior has facilities located in many of the same cities and towns in south Louisiana that host Whitney locations, as well as in Houston, among many other US and foreign locations.  In addition to his experience at Superior, Mr. Hall’s qualifications as a Whitney director include his law degree and decade of experience as a practicing attorney, as well as the insights he gained over several years as an entrepreneur and business manager prior to founding Superior in 1987.

William A. Hines has lifelong knowledge of several key Whitney markets, extensive experience as an entrepreneur managing large, privately held businesses involved in the energy business, many years’ experience as a Whitney director, and has substantial holdings of Whitney stock.  Mr. Hines is a long-term New Orleans area resident and has supported numerous cultural, charitable and civic activities along the Gulf Coast.  As an entrepreneur, he founded and currently serves as the Chairman of the Board of privately held Nassau Holding, LLC, which has during Mr. Hines’ tenure as a Whitney director served as a holding company for dozens of subsidiaries engaged in providing support services to oil and gas exploration companies in Whitney markets in Louisiana and Texas, as well as elsewhere in the US and internationally.  Mr. Hines has been a Whitney director since 1986, and has served on the Board’s Executive Committee since that time and on the Compensation Committee since 2008.  He and his family members are substantial Whitney shareholders.

John C. Hope, III, Whitney’s Chairman and CEO, has the education and experience of a career banker, direct experience as a resident and banker in three important Whitney markets, and substantial knowledge of Whitney and its operations.  Mr. Hope, who holds undergraduate and graduate business degrees, has 37 years of banking experience.  Prior to joining Whitney in 1994, he was based in Mobile, Alabama, a major Whitney market, as a member of executive management at a large Birmingham, Alabama based bank.  Since joining Whitney, Mr. Hope has broadened his geographic exposure to Whitney markets, through his residence between 2000 and 2007 in Houston to lead the establishment of Whitney’s presence in that market and his transfer thereafter to New Orleans.  Mr. Hope has served as an executive officer of Whitney since joining the company in 1994, and regularly attended board meetings and interacted with our Board since that time.  In 2007, Mr. Hope became a Director and the President and Chief Operating Officer of Whitney and the Bank.  Effective March 16, 2008, he assumed the roles of Chairman of the Board and Chief Executive Officer of both the Company and the Bank.  Mr. Hope’s current position is Chairman of the Board and Chief Executive Officer.  While a long-term resident of Mobile, he served as Chairman of the Board of Trustees of UMS – Wright Preparatory School, Chairman of the Board of Directors of Mobile Area Chamber of Commerce and Campaign Chairman of United Way of Southwest Alabama.  Since moving to New Orleans he has been a member of the Executive Committee of the Business Council of New Orleans.  He has also enhanced his expertise as a Whitney director through his service as a director of Energy South, Inc., a Mobile, Alabama based public utility.  Mr. Hope has, since 1991, served on the Board of Trustees of Infirmary Health System, a large not-for-profit hospital, serving Mobile and Baldwin counties in Alabama.

Alfred S. Lippman has substantial professional and business experience relevant to his service as a Whitney director, as well as familiarity with and significant involvement in important Whitney markets, and extensive expertise as a bank director (including pre-Whitney experience). Mr. Lippman has practiced primarily corporate law in the south Louisiana area since the early 1960s.  He founded the law firm of Lippman, Mahfouz, Tranchina & Thorguson, LLC in Morgan City, Louisiana where he serves as senior partner.  He has been active in numerous business, legal, civic, community and governmental endeavors touching most of Whitney’s south Louisiana markets.  Mr. Lippman’s current memberships include as a trustee of the Louisiana Governor’s Mansion Foundation, chairman of the Louisiana Pilotage Fee Commission, a director of the Community Foundation of Acadiana, and as an advisory board member of the New Orleans Museum of Art.  His past services include those as a trustee of the United States Coast Guard Foundation, member of the Louisiana Board of Tax Appeals, as president of the Morgan City Port Commission, as a member of the Founder’s Society of the National D-Day Museum, the Board of Supervisors of the University of Louisiana System and as a board member of the Commission for the Future of Coastal Louisiana. Mr. Lippman joined Whitney’s board in 1996 when Whitney acquired the Morgan City, Louisiana based bank for which he had served as a director since 1976.  Mr. Lippman has served on Whitney’s Executive Committee since 1999, on its Director’s Trust Committee since 2007 and from 2001 to 2004 served as a member of the Audit Committee.

Michael L. Lomax’s academic and professional credentials, his knowledge of Whitney markets, and his understanding of education and nonprofit entities provide value to Whitney’s Board.  Dr. Lomax, an Atlanta, Georgia native, first joined Whitney’s Board in 2002 when he was serving as President of Dillard University (New Orleans), a position he held from 1997 to 2004.  In 2009, Dr. Lomax was appointed to Whitney’s Audit Committee and from 2005 to 2009 he served on the Compensation Committee.  As a New Orleans resident, he gained knowledge of this market, Whitney’s largest.  In 2004, he moved to Washington as President and CEO of the United Negro College Fund, an organization that includes 39 historically black colleges, including 17 in Whitney’s five Gulf Coast states (Xavier University and Dillard University in New Orleans are both members).  Dr. Lomax’s civic activities include board membership in several organizations that have had significant roles in reshaping public school education in New Orleans following hurricane Katrina, including Teach for America and the KIPP Foundation.  Dr. Lomax’s life long experience managing and advising educational and nonprofit organizations allows him to provide insight to Whitney’s Board for these important components of our banking business.

R. King Milling has substantial knowledge of Whitney and its Louisiana customers and markets, professional and banking expertise, and prominence in civic and governmental initiatives important to Whitney’s south Louisiana markets.  Mr. Milling was elected to Whitney’s Board in 1978 and served as President from 1984 to 2007 and as Vice Chairman from 2007 to 2008.  Prior to his election as President, Mr. Milling had practiced law in New Orleans since 1965, thereby developing skills that serve him well as a director.  A lifelong resident of New Orleans, his role as President allowed him to frequently visit Whitney’s customers and employees throughout south Louisiana during the last 25 years.  His involvement in civic and governmental initiatives important to Whitney markets is extensive, including those with a focus on Louisiana’s eroding coastline and exposure to disasters like hurricanes Katrina and Rita in 2005.  A partial list of his current contributions includes service as Chairman, Governor’s Advisory Commission on Coastal Restoration and Conservation since 2002, Member, Coastal Protection and Restoration Authority, Chairman, America’s WETLAND Foundation, and as a director of the Louisiana Disaster Recovery Foundation, LSU Health Sciences Center Foundation since 1999 and Dillard University since 1991.

Eric J. Nickelsen has substantial knowledge of an important Whitney market, experience both as a real estate developer and banker, and knowledge gained during his decade long tenure as a Whitney director.  Mr. Nickelsen lives and works in Pensacola, Florida, which is part of our Florida panhandle market that extends east to Destin and Fort Walton.  Prior to beginning his career in real estate development and numerous other businesses, Mr. Nickelsen was a banker, with varying responsibilities relating to operations and lending between 1966 and 1998.  By the end of his banking career, Mr. Nickelsen led the Northwest Florida region for Barnett Bank in the capacity of Chairman, President and CEO.  Mr. Nickelsen plays a prominent role in the Florida panhandle market, by serving as chairman of institutions such as the Pensacola Junior College Foundation, the University of West Florida

Foundation, the Pensacola Area Chamber of Commerce, Rebuild Northwest Florida, Inc. and the Sacred Heart Health System (a large health organization operating three hospitals and other facilities in the Florida panhandle) and as chairman or director of numerous other civic and community groups.  He has received numerous awards and commendations for his past civic and business activities.  Mr. Nickelsen joined Whitney’s Board in 2000, and has gained knowledge of Whitney through his service on Whitney’s Executive Committee since 2000, Audit Committee since 2002, Compensation Committee since 2006, and Nominating Committee since 2005.  In 2009, the Board elected Mr. Nickelsen to serve as its lead director, a newly created position.

Kathryn M. Sullivan has substantial knowledge of several Whitney markets, academic and professional credentials relevant to her service as a Whitney director, extensive experience as a line and financial executive involved in a highly regulated business, and meaningful knowledge of Whitney gained through Board and Audit Committee experience.  Until moving to Chicago in 2004, Ms. Sullivan served as CEO and before that CFO of Blue Cross Blue Shield of Louisiana, which is headquartered in Baton Rouge, an important Whitney market.  Between 2004 and 2008, she served as the CFO of the national Blue Cross Blue Shield Association (which has affiliates in several Whitney markets).  In 2008 she became the CEO of the Central Region of UnitedHealthcare, a large health insurer, with operations in Texas, a major Whitney market.  Her many years’ experience working in the health insurance industry, which, like banking, is highly regulated, has enhanced her capabilities as a Whitney director.  Ms. Sullivan has undergraduate and graduate degrees in accounting and business, respectively, and is a Louisiana certified public accountant.  Ms. Sullivan has been a Whitney director since 2003.  Her experience as an Audit Committee member since 2004 and a Compensation Committee member since 2008 has further exposed her to Whitney’s operations and equipped her to be an effective director.

Dean E. Taylor has substantial knowledge of several Whitney markets, extensive experience as an executive of a large public company engaged in an industry important to Whitney’s markets, and knowledge of Whitney operations gained as a director and committee member.  Mr. Taylor is the Chairman, CEO and President of Tidewater, Inc., which is the leader of the offshore marine services industry with more than 390 vessels, with a focus on energy exploration, development, production, and construction.  Mr. Taylor maintains offices and spends substantial time in two of our major markets, New Orleans and Houston, and his company has offices in other locations in Whitney markets throughout southern Louisiana.  His company’s supporting role in Gulf Coast energy exploration and production puts it squarely in a major Whitney line of business market.  Mr. Taylor has been a Whitney director since 2002, and has served on Whitney’s Executive Committee since then and on the Compensation Committee since 2003.

John M. Turner, Jr. has substantial knowledge of several major Whitney markets and extensive banking experience, both at Whitney and other large financial institutions.  Mr. Turner, Whitney’s President and a director since 2008 and a senior Whitney officer since 1995, was a long time resident and banker in Whitney’s Mobile, Alabama market prior to moving to New Orleans in 2007.  While in Mobile, he was active in community and civic matters, serving at various times as chairman of such groups as the United Way, the Chamber of Commerce, and the Mobile Area Education Foundation, and as a board member of the Mobile Infirmary Foundation Board and the University of Alabama Board of Visitors.  Since moving to New Orleans, he has been elected to several boards of civic and community groups including Greater New Orleans, Inc., the Idea Village, and the National World War II Museum.  Since 2007, all of Whitney’s markets have reported to him, adding to his knowledge of these regions that span the Gulf Coast from Tampa to Houston.  Mr. Turner has 24 years of banking experience, primarily with a lending and business development focus.

Thomas D. Westfeldt has substantial knowledge of and civic involvement in Whitney’s primary market, is actively involved in international trade, and has an excellent understanding of Whitney gained through his service as a director.  Mr. Westfeldt is a life-long New Orleans resident, with extensive ties to this market’s civic, community and business affairs.  His involvement in the community includes currently serving as the Chairman of the Board of Commissioners of the Port of New Orleans Dock Board, and as a director on the boards of the Audubon Institute, Tulane Health Sciences Center, the New Orleans Board of Trade and the Waldo Burton Association.  As president of Westfeldt Brothers, Inc., a green coffee importer headquartered in New Orleans for 150 years, he is actively involved in international trade, an activity that is critically important to Whitney with its focus on serving port cities along the Gulf Coast.  Mr. Westfeldt has been an active director since joining the Whitney Board in 2002, with additional service on Whitney’s Executive Committee since 2002, Audit Committee since 2008 and Nominating Committee since 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the Exchange Act), requires our executive officers and directors to file initial reports of ownership of the Company’s common stock, as well as reports of changes in ownership with the Securities and Exchange Commission the (SEC).  Based solely on a review of Forms 3, 4 and 5 and amendments thereto and on written representations from executive officers and directors to the Company, all required filings by such persons were timely made during 2010.

Shareholder Recommendations of Director Candidates

On October 27, 2010, the Board approved amendments to the Company’s By-Laws that materially changed the procedures by which eligible shareholders may recommend nominees to the Company’s Board of Directors.  The Company’s By-Laws, as currently in effect, are available in the Corporate Governance section of the Company’s website at http://investor.whitneybank.com/governance.cfm.  This website address is provided for your information and convenience.  Our website is not incorporated into this 10-K/A and should not be considered part of this 10-K/A.  The By-Laws are also available as a public filing on the SEC’s website.

Procedures Prior to the By-Laws Amendment.  The Company required any shareholder entitled to vote for the election of directors at the Company’s annual meeting of shareholders to submit in writing a notice including the candidate’s name and address, along with adequate information as to the candidate’s qualifications.  To be considered timely, the shareholder’s notice had to be delivered to, or mailed and received at, the address provided by a date not later than the 120th calendar day before the date of the Company’s proxy statement released to shareholders in connection with the previous year’s annual meeting.

Procedures Following the By-Laws Amendment.  Any shareholder entitled to vote for the election of the nominee at the annual meeting of shareholders may nominate a candidate for consideration by the Nominating and Corporate Governance Committee as a director of the Company by following the procedures and complying with the respective notice and other applicable requirements as set forth in Sections 8A and 8C of the Company’s By-Laws.  For a person to be nominated by a shareholder for election as a director at the annual meeting, the shareholder must give timely notice of the nomination in writing to the Secretary of the Company.  To be timely, a shareholder’s notice of such nomination must be delivered or mailed to and received at the Company’s principal offices not less than 120 nor more than 150 calendar days before the first anniversary of the date of the Company’s previous year’s annual meeting; provided, that if no annual meeting was held in the previous year or the date of the annual meeting has been established to be more than 30 calendar days earlier than or 60 calendar days after the anniversary of the previous year’s annual meeting, notice by the shareholder, to be timely, must be so received not later than the close of business on the later of (i) the 90th day prior to such annual meeting or (ii) the tenth (10th) day following the day on which public announcement is first made of the date of the annual meeting.

Any shareholder of the Company who is entitled to vote for the election of the nominee at a special meeting of shareholders may nominate a candidate for election as a director of the Company by complying with the notice procedures set forth in Sections 8B and 8C of the Company’s By-Laws.  For a person to be nominated by a shareholder for election as a director at a special meeting, the shareholder must give timely notice of the nomination in writing to the Secretary of the Company.  To be timely, a shareholder’s notice of such nomination must be delivered or mailed to and received at the principal offices of the Company not later than the close of business on the later of (i) the 90th day prior to such special meeting or (ii) the 10th day following the day on which public announcement is first made of the date of the special meeting and of the fact that directors are to be elected at such meeting.  In no event shall the public announcement of an adjournment or postponement of a special meeting commence a new time period (or extend any time period) for the giving of a shareholder’s notice as described above.

A shareholder’s notice given for a nominee at either the annual or a special meeting shall specify:

(i)      as to each person whom the shareholder proposes to nominate for election as a director

(A) all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to and in accordance with Regulation 14A under the Exchange Act; and

(B) such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected, and

(ii)      as to the shareholder giving the notice and each beneficial owner, if any, on whose behalf the nomination is made

(A) the name and address of such shareholder, as they appear on the Company’s books, and of such beneficial owner;

(B) the class or series and number of shares of capital stock of the Company which are owned beneficially and of record by such shareholder and such beneficial owner;

(C) a description of any agreement, arrangement or understanding with respect to the nomination between or among such shareholder and such beneficial owner, any of their respective affiliates or associates, and any others acting in concert with any of the foregoing;

(D) a description of any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, warrants, convertible securities, stock appreciation or similar rights, hedging transactions, and borrowed or loaned shares) that has been entered into as of the date of the shareholder’s notice by, or on behalf of, such shareholder or such beneficial owner, whether or not such instrument or right shall be subject to settlement in underlying shares of capital stock of the Company, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of, such shareholder or such beneficial owner, with respect to securities of the Company;

(E) a representation that such shareholder is a holder of record of stock of the Company entitled to vote at such meeting and will so remain at the time of such meeting, and intends to appear in person or by proxy at the meeting to propose such nomination;

(F) a representation whether such shareholder or such beneficial owner, if any, intends or is part of a group which intends (1) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to elect the nominee or (2) otherwise to solicit proxies from shareholders in support of such nomination, and

(G) any other information relating to such shareholder and such beneficial owner, if any, required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for the election of directors in an election contest pursuant to and in accordance with Section 14(a) of the Exchange Act and the rules and regulations promulgated thereunder.

Without limiting the foregoing, the information required by clauses (ii) (B), (C) and (D) set forth above shall be updated by such shareholder and beneficial owner, if any, not later than 10 days after the record date for the meeting to disclose such information as of the record date.

Audit Committee

The Board has established a standing Audit Committee.  During 2010, the Audit Committee was comprised of Messrs. Crowell, Fowler, Lomax, Nickelsen and Westfeldt, and Ms. Sullivan.  The Board has determined that Messrs. Crowell, Fowler, Lomax, Nickelsen and Westfeldt and Ms. Sullivan meet the additional independence criteria under the rules and regulations of the SEC and the listing qualifications of the Nasdaq Global Select Market (Nasdaq) for service on the Audit Committee.  In addition, the Board has determined that Messrs. Crowell, Nickelsen and Westfeldt and Ms. Sullivan have the attributes of an “Audit Committee financial expert” as defined in applicable SEC regulations and, together with Messrs. Fowler and Lomax, meet the Nasdaq test for financial sophistication.

Item 11:EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

In the paragraphs that follow, we will provide an overview and analysis of our compensation programs and policies, the material compensation decisions we have made under those programs and policies with respect to our top executive officers, and the material factors that we considered in making those decisions.  Later in this document under the heading, “Executive Compensation,” is a series of tables containing specific information about the compensation earned or paid in 2010 to the following individuals, whom we refer to as our named executive officers:

•	John C. Hope III, Chairman of the Board and Chief Executive Officer of the Company and the Bank;
•	Thomas L. Callicutt, Jr., Senior Executive Vice President and Chief Financial Officer of the Company and the Bank and Treasurer of the Company;
•	John M. Turner, Jr., President of the Company and the Bank;
•	Robert C. Baird, Jr., Senior Executive Vice President of the Company and the Bank;
•	Joseph S. Exnicios, Senior Executive Vice President and Chief Risk Officer of the Company and the Bank.

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Overview

Like many companies, especially in the financial services sector, the continued economic downturn and lingering credit quality problems caused the Company’s stock price to decline significantly and negatively impacted 2010 operating results.  Key actions taken in 2010 relating to named executive officer compensation include the following:

•
Base salary increases were approved by the Human Resources and Compensation Committee (the “Committee”) for two named executive officers based on a review of salary survey data developed by the Committee’s external compensation consultant and a review of each named executive officer’s responsibilities, their individual performance and value to the company.

•
No bonuses were paid to any named executive officers due to executive compensation limits applicable to the Company as a result of its participation in the Treasury’s Troubled Assets Relief Program (TARP), which specify that a bonus cannot be accrued or paid to senior executive officers.  Irrespective of this prohibition, no bonuses would have been earned based on actual performance under the Company’s 2010 annual incentive plan.

•
Long-term equity incentive awards granted to named executive officers consisted solely of time-vesting restricted stock units, not subject to performance adjustment.  These awards were subject to three year cliff vesting and delivery of the underlying shares will be delayed during the period the company remains subject to limitations on executive compensation under TARP.  These awards will convert into the right to receive shares of common stock of Hancock Holding Company (Hancock) in connection with the Company’s proposed merger with Hancock.

•
The Committee met with the Company’s Chief Risk Officer to develop an enhanced understanding of the potential risks posed by the compensation policies and practices for its executive officers and all other employees at the company/bank.  The Committee concluded that such risks are not reasonably likely to have a material adverse effect on the Company.

Participation in Treasury’s Capital Purchase Program

On December 19, 2008, the Company sold 300,000 shares of the Company’s preferred stock and common stock purchase warrants to the U.S. Department of Treasury for a total purchase price of $300 million through participation in Treasury’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”).

As a result, the Company became subject to certain executive compensation requirements under the Emergency Economic Stability Act of 2008 (“EESA”).  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law, which expanded the executive compensation requirements previously imposed on the Company under EESA.  On June 10, 2009, the Treasury issued interim final regulations under EESA (the “TARP Regulations), which set forth the following standards and requirements applicable to all TARP recipients:

•
prohibition on compensation plans that encourage senior executive officers (SEOs) to take unnecessary and excessive risks that could threaten the value of the TARP recipient or encourage manipulation of earnings reported by the TARP recipient to enhance an employee’s compensation;

•
provision for the recovery of any bonus, retention award, or incentive compensation paid to a SEO or the next twenty most highly compensated employees based on materially inaccurate statements of earnings, revenues, gains or other criteria;

•
prohibition on making any golden parachute payment (defined as any payment for departure from a company for any reason except for payment for services performed or benefits accrued) to a SEO or any of the next five most highly compensated employees;

•
prohibition on the payment or accrual of bonus, retention award or incentive compensation to SEOs and certain highly compensated employees, subject to certain exceptions for payments made in the form of restricted stock;

•	requirement to establish a compensation committee of independent directors that must meet semi-annually to review employee compensation plans and the risks posed by these plans to the TARP recipient;
•	requirement to adopt a policy regarding excessive or luxury expenditures;
•	prohibition on tax gross up to SEOs and certain highly compensated employees;
•	requirement that TARP recipients conduct an annual, non-binding shareholder vote on the company’s executive compensation program.

The Company has taken steps to fully comply with the requirements of EESA and the TARP Regulations.

In 2010, the Company’s Chief Risk Officer met with the Committee three times to review and discuss whether the Company’s SEO and employee compensation arrangements could create incentives for SEOs to act in a manner that could materially increase the types of risks identified by the Chief Risk Officer that could potentially threaten the value of the Company.  Following a discussion regarding various practices that could induce excessive risk taking, including, but not limited to, highly leveraged compensation arrangements and incentive arrangements rewarding short-term rather than long-term gain, the Committee determined that the Company’s SEO compensation plans and programs do not encourage SEOs to take unnecessary and excessive risks and that the Company’s employee compensation plans and programs do not pose unnecessary risks to the Company.  The Committee believes the compensation plans and programs appropriately provide for a balance between current performance and the creation of value for the shareholders over the long-term.  In addition, the Committee determined that employee compensation plans do not contain features that would encourage the manipulation of reported earnings.  The required certification by the Committee pertaining to this conclusion by the Committee is provided in the Compensation and Human Resources Committee Report which appears elsewhere in this document.  Additionally, the Committee approved a final draft of the Bank’s Variable Pay Plan Policy in response to the Federal Reserve Board’s Guidance pertaining to compensation.

Objective of the Company’s Compensation Program

The objectives of our compensation program are to attract, retain, motivate and reward executives who contribute to our financial and operational success, which ultimately builds shareholder value.  Although the TARP limitations on executive compensation described above significantly restrict the ways in which we can compensate our executives, we believe that in a non-TARP environment, our compensation program should:

•	provide our executives with competitive total compensation opportunities relative to comparable positions at companies and banks with whom we compete for talent;
•	directly link a significant portion of total compensation to the achievement of specific performance goals in a manner that proportionally rewards higher performance levels;

•	provide increased compensation opportunities for exceptional individual performance, which can result in differentiated compensation among executives based on individual performance; and
•	closely and directly align executives’ interests with those of our shareholders by making stock-based incentives a significant core element of our executives’ compensation.

Role of the Compensation and Human Resources Committee

The Committee assists our Board in discharging its responsibilities relating to the compensation of our executive officers.  The Committee is responsible for annually assessing the performance of our named executive officers and for determining both their annual salary and incentive compensation opportunities.  Each of the six members of our Committee is independent as that term is defined under Nasdaq listing standards and the director independence standards adopted by our Board.  We believe that their independence from management allows committee members to provide objective consideration of various compensation elements that could be included in an executive compensation program.  It also allows the Committee to apply independent judgment as to which compensation elements and designs will best achieve our compensation objectives.  The Committee has and may exercise the authority of the Board as specified by the Board and to the extent permitted under the Louisiana Business Corporation Law, and has the authority to delegate its duties and responsibilities to subcommittees as it deems necessary and advisable.

The Committee from time to time retains independent executive compensation consultants to assist in evaluating the compensation practices at the Company and to provide advice and ongoing recommendations regarding executive compensation that are consistent with our business goals and pay philosophy.  Pearl Meyer and Partners, LLC (“Pearl Meyer”) was retained directly by the Committee in 2010 to provide executive compensation consulting services.  The scope of the executive compensation consulting assignment included a comparison of Whitney’s current levels of base salary, annual cash incentive opportunity (with respect to employees not subject to TARP limitations on executive compensation) and equity based compensation compared to that paid by the banks in Whitney’s Peer Bank Group (listed below) as well as to a larger universe of similarly sized financial institutions using Pearl Meyer’s proprietary survey data.  The Committee utilized data developed by Pearl Meyer in its determination of whether each element of the executive’s compensation package was competitive with the market and to determine whether any adjustments were appropriate.  This information was also used to establish the value of long term incentives granted to the named executive officers.

Market Data

The Committee reviews and analyzes market data prepared internally by the Bank’s Human Resources Department and by Pearl Meyer to ensure that our executive officer compensation is competitive with the marketplace.  We compare compensation paid to our executive officers with compensation paid to executive officers in similar positions at other regional banks of comparable size (the Peer Bank Group), and we use the market information to test the reasonableness of the compensation decisions we make.

For 2010, Whitney’s Peer Bank Group consisted of the following twenty-two banks:

BANK NAME	TICKER
Synovus Financial Corp	SNV
Associated Banc-Corp	ASBC
BOK Financial Corporation	BOKF
Webster Financial Corp.	WBS
First Citizens BancShares, Inc.	FCNCA
Commerce Bancshares, Inc.	CBSH
TCF Financial Corporation	TCB
Fulton Financial Corporation	FULT
City National Corporation	CYN
Citizens Republic Bancorp, Inc.	CRBC
Cullen/Frost Bankers, Inc.	CFR
BancorpSouth, Inc.	BXS
Susquehanna Bancshares, Inc.	SUSQ
Valley National Bancorp	VLY
Wilmington Trust Corp	WL
First Merit Corporation	FMER
Wintrust Financial Corp	WTFC
UMB Financial Corp	UMBF
Trustmark Corporation	TRMK
United Community Banks Inc	UCBI
First Midwest Bancorp, Inc.	FMBI
Hancock Holding Company	HBHC

How We Determine and Assess Executive Compensation

We believe that the total compensation package available to our executives should be fair, balanced and competitive; it should provide enhanced levels of financial reward based on achieving higher levels of performance; and it should be designed to recognize and reward both short and long-term performance.  After careful consideration and analysis of market survey data provided by our executive compensation consultant and by our internal Human Resources Department, we set our executive officer compensation at levels competitive within the banking industry.  While the Committee considers many factors in setting executive compensation, it is generally the Committee’s intent to have base salaries and incentive opportunities for our executives at or slightly above the market median.

As noted above, as a TARP recipient in 2010, the Company was subject to executive compensation restrictions under the TARP Regulations, including a prohibition on bonuses, incentive compensation and retention awards, subject to certain limited exceptions.  As more fully described below, the only form of long term incentive awards granted to the named executive officers in 2010 was restricted stock units subject to three-year cliff vesting and limited in value to one-third of the executive’s annual compensation.

Elements of Our Compensation Program

In 2010, our executive officer compensation program consisted of the following elements:  base salary, annual cash bonus incentives, long-term incentives, retirement benefits, change of control protection and other benefits, including perquisites.

           Base Salary

We provide base salaries to our executive officers as compensation for performing their day-to-day responsibilities.  Base salaries are set based on a variety of factors, including competitive pay levels within our industry and the Peer Bank Group, internal pay alignment and equity, and an overall assessment of Company and individual performance.  We generally target the median of base salaries for similar positions paid by companies in our Peer Bank Group and within our industry as a whole when setting base salaries of the executive officers.  We rely heavily upon the salary survey data produced by Pearl Meyer to determine if the base salaries of our executives are competitive in the marketplace and also look at the actual performance of each executive to determine if base salary increases are warranted.  The Committee may, in its discretion, set an executive salary above the market median when specific circumstances otherwise justify a base salary adjustment to a higher level.

In 2010, the Committee approved base salary increases for two of the named executive officers.  These salaries were set by the Committee based on salary survey information contained in Pearl Meyer’s executive compensation review, which looked at the salary levels of comparable positions in the Peer Bank Group as well as other banks in Pearl Meyer’s survey database of similar asset size organizations.  Effective July 1, 2010, Thomas L. Callicutt, Jr., Senior Executive Vice President and CFO was granted a base salary increase of $7,500 and Joseph S. Exnicios, Senior Executive Vice President and CRO was granted a base salary increase of $30,000.  The other named executive officers were not awarded base salary increases by the Committee in 2010 as the Pearl Meyer data indicated their current salaries were at or above the median salary for comparable positions.  Base salaries for the named executive officers, as of December 31, 2010, were as follows:  Mr. Hope, $750,000; Mr. Turner $480,000; Mr. Callicutt $355,000; Mr. Baird $375,500 and Mr. Exnicios $355,000.

Annual Incentives

Due to the executive compensation restrictions under EESA and the TARP Regulations, the Company was prohibited from awarding any performance based incentive opportunities to the named executive officers in 2010.

Long-Term Incentives

We believe annual equity-based awards are an effective form of compensation because they provide incentives for strong performance leading to enhanced shareholder value.  Historically, our executive officers have received equity awards in the form of Performance-Based Restricted Stock Units (PBRSUs).  However, due to the executive compensation restrictions under EESA and the TARP Regulations, the Company was prohibited from granting PBRSUs to executive officers in 2010.  As permitted under EESA and the TARP Regulations, the Company made grants of time-vesting restricted stock units (TRSUs) to each of the named executive officers in 2010.  As required under EESA and the TARP Regulations, the value of the TRSUs was limited to not more than one-third of their total compensation for the year, and the TRSUs convert to shares of common stock in 25% increments, pro rata with the Company’s repayment of its TARP obligations.  The TRSUs convert into the right to receive shares of Hancock common stock following the Company’s proposed merger with Hancock.  We believe the TRSUs encourage executive retention because they cliff vest after a period of three years of continuous service, and reward corporate performance because their value is tied to the value of our common stock.  We believe the 2010 grants of TRSUs to the named executive officers place a significant portion of the executive officers’ total annual compensation in alignment with the long-term interests of our shareholders.

In 2010, the Committee granted 37,276 TRSUs to Mr. Hope; 20,000 TRSUs to Mr. Turner; 13,000 TRSUs to Mr. Baird; 13,000 TRSUs to Mr. Callicutt and 16,000 TRSUs to Mr. Exnicios.  The Committee took into consideration each employee’s position, base salary and performance when making its subjective assessment of the appropriate number of TRSUs to grant.

The Committee set the target value of the equity awards granted as a percentage of each executive’s base salary.  We believe this approach provides us greater control and consistency relative to the value of equity awards we grant each year.  The number of awards granted to each executive officer other than the Chairman of the Board and Chief Executive Officer is approved by the Committee based on recommendations made by our Chairman of the Board and Chief Executive Officer.  These decisions are based on a variety of factors, including short and long-term company performance, the officer’s level of responsibility, an assessment of individual performance and competitive market data.

The Committee has a consistent practice for 10 years of granting equity awards to our executive officers and other employees at its regularly scheduled meeting in June of each year.  We do not coordinate the timing of grants with the release of material information.

Retirement Benefits

Retirement benefits also play an important role within our overall executive compensation strategy because they provide financial security at retirement, which encourages executives to remain in the service of the Company over the long term.  We believe that our retirement program, including the benefits which can be earned based on service, is comparable to those offered by the companies in our Peer Bank Group.  It continues to be an essential component in ensuring that our executive compensation program remains competitive.

We maintain the Whitney National Bank Retirement Plan (the Retirement Plan), a tax-qualified, defined benefit plan in which a substantial number of our employees, including the named executive officers, are eligible to participate.  Effective as of December 31, 2008, the Retirement Plan was amended to limit future participation to employees who, as of December 31, 2008, were vested in plan benefits (minimum of five years credited service) and whose age and years of service equaled 50 points.  Each of the named executive officers continue to accrue additional service and benefits under the Retirement Plan.

In addition, we maintain the following nonqualified retirement and deferred compensation plans that are available to our named executive officers:

•	Whitney Holding Corporation Retirement Restoration Plan
•	Whitney Holding Corporation Deferred Compensation Plan

Each of the above retirement plans is described in more detail beginning on page 18 of this 10-K/A.

           Other Benefits and Perquisites

We provide our executive officers with universal term life insurance and long-term disability insurance coverage that provide tax-free benefits.  In addition, our named executive officers receive various perquisites, such as club memberships, home security services, limited personal financial planning services, free parking, and spousal travel to company-related events and, in the case of Messrs. Hope and Turner, a monthly auto allowance.  We believe the perquisites provided to our named executive officers are reasonable in light of industry practices and perquisites available to executive officers of the companies in our Peer Bank Group.  We review the perquisites provided to our executive officers on a periodic basis to ensure that we are providing benefits that align with our overall compensation goal of providing competitive compensation to our executive officers.  The value of all perquisites provided to the named executive officers is included as taxable income on the employees’ annual W-2 form, as required by statute.   The Company does not provide any tax gross-ups on these benefits.

Change in Control Agreements

The Company has entered into change in control agreements (which we refer to as Executive Agreements) with certain executive officers, including the named executive officers.  In the event that a qualifying termination occurs within one year prior to or within three years following a change in control of the Company, the executive is entitled to receive a severance benefit equal to 300% of the average compensation paid to the executive during the highest three of the five calendar years immediately preceding the calendar year in which a change in control occurs.

This level of severance was set by the Committee after looking at practices within the Peer Bank Group and the financial services industry as a whole.  The Executive Agreements also provide for immediate vesting and lapse of any restrictions on outstanding equity awards, continued coverage under our group health and life plans for a period ending on the earlier of age 65 or the date the executive receives similar benefits from another employer, and payment of a lump sum equal to the accruals that would have been made under our retirement plans for the lesser of three years or the number of years remaining until the executive reaches normal retirement age.  The Company will pay or reimburse the executive for any “golden parachute” excise tax payable with respect to such payments.

Tax and Accounting Considerations

It is the Committee’s intent to maximize deductibility of executive compensation while retaining some discretion to compensate executives in a manner commensurate with performance and the competitive landscape for executive talent.  Prior to the amendments enacted by EESA, Section 162(m) of the Internal Revenue Code (the

Code) placed a limit of $1 million on the amount of compensation that we could deduct in any year with respect to any one of our named executive officers.  This limitation did not apply to compensation meeting the requirements under Section 162(m) for “qualifying performance-based” compensation. Section 302(a) of EESA amends Section 162(m) to add Section 162(m)(5) which reduces the tax deduction for executive remuneration from $1 million to $500,000 for CPP participants and eliminates the exception for qualified performance-based compensation.  In connection with our participation in the CPP, we agreed not to take a federal income tax deduction for annual compensation paid to any SEO in excess of $500,000.  This limit will continue to apply for so long as Treasury holds any debt or equity position in the Company.  As a result, we are likely to be denied a deduction for a significant portion of the compensation we pay to our named executive officers in 2010 and in any future year until Treasury no longer retains a position in the Company.  The reduced annual deduction limit also applies under EESA and the TARP Regulations.

Stock Ownership Guidelines

The company in 2009 adopted stock ownership guidelines for the named executive officers and other executive officers.  All executive level employees of Whitney Holding Corporation and Whitney National Bank must own shares of company common stock based on a multiple of the executive’s base salary, as set forth below.  Executives have 5 years from the later of their hire date or the effective date (August 26, 2009) to satisfy the stock ownership guideline.  Shares owned shall be valued at $25.19 (average share closing price during period January 1, 2005 through August 4, 2009), unless further adjusted by the Board in determining the number of shares that must be owned to satisfy the stock ownership guideline.  Only shares owned outright by the Executive shall be considered in determining shares owned to satisfy the requirement.  Shares owned through the 401(k) Plan and unvested restricted stock awards are excluded.

Chief Executive Officer	5 times base salary
President	3 times base salary
Senior Executive Vice President	2 times base salary
Executive Vice President	1 times base salary

Summary Compensation Table and Other Executive Compensation Tables

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compen-sation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compen- sation (5)	Total
John C. Hope, III Chairman of the Board & Chief Executive Officer of the Company and the Bank	2010 2009 2008	$750,000 750,000 698,000	$374,997 264,000 750,800	$ - - 138,800	$ - - -	$464,123 309,341 392,776	$ 53,038 51,269 104,413	$1,642,158 1,374,610 2,084,789
Thomas L. Callicutt, Jr. Sr. Executive Vice President & Chief Financial Officer of the Company and the Bank and Treasurer of the Company	2010 2009 2008	351,250 343,750 340,000	130,780 110,000 206,470	- - 38,170	- - -	198,622 132,810 179,916	15,185 14,920 17,651	695,837 601,480 782,207
John M. Turner, Jr. President of the Company and the Bank	2010 2009 2008	480,000 458,750 382,225	201,200 154,000 281,550	- - 52,050	- - -	180,253 95,323 108,039	50,371 48,805 110,370	911,824 756,878 934,234
Robert C. Baird, Jr. Sr. Executive Vice President of the Company and the Bank	2010 2009 2008	375,550 375,550 375,550	130,780 88,000 206,470	- - 38,170	- - -	237,749 141,908 173,746	14,629 14,211 29,289	758,708 619,669 823,225
Joseph S. Exnicios Sr. Executive Vice President of the Company and the Bank	2010 2009	340,000 313,775	160,960 110,000	- -	- -	210,142 94,171	12,889 12,710	723,991 530,656

(1)
The Stock Awards column shows the aggregate grant date fair value of Restricted Stock Units for 2010 and 2009 and Performance-Based Restricted Stock Units (PBRSUs) for 2008 computed in accordance with FASB ASC Topic 718.

The grant date fair value of Restricted Stock Units (RSUs) granted in 2010 and 2009 is based on the number of units awarded and the stock price of the underlying shares as of the grant date.  The RSUs are subject only to time-vesting.

The grant date fair value of PBRSUs granted in 2008 are based on the target awards adjusted to reflect the performance factor expected at the grant date.  The values of the PBRSUs granted to the NEOs in 2008 assuming achievement of the highest performance factor are as follows:  Hope, $1,501,600; Callicutt, $412,940; Turner, $563,100; and Baird, $412,940.

Refer to Note 16 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010 for additional information on these awards.

(2)
The Option Awards column shows the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for options granted in 2008.  The fair value of the stock options was estimated as of the grant dates using the Black-Sholes option-pricing model.  Refer to Note 16 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on these options, including the assumptions used in determining their fair value.  No options were granted to the NEOs in 2010 or 2009.

(3)
Under EESA and TARP regulations, the Company was prohibited from awarding any performance-based incentive opportunities to the NEOs in 2010 and 2009.   The NEOs did not earn annual cash bonuses in 2008 because the company did not achieve the minimum level of performance required by the Executive Compensation Incentive Plan (ECIP).

(4)
The Change in Pension Value and Nonqualified Deferred Compensation Earnings column reflects the aggregate of the increase in actuarial present values of each of the NEO’s accumulated benefits under our qualified Retirement Plan and our nonqualified Retirement Restoration Plan.

(5)
Amounts for 2010 in the All Other Compensation column include premiums for group life and long-term disability insurance and matching contributions to the 401(k) plan for all NEOs.  The amounts also reflect the value of certain perquisites and other personal benefits the Company makes available to its executive officers, including club memberships, home security services, executive wellness checkups and parking allowances.  In 2010 the Company provided Messrs. Hope and Turner with an automobile allowance of $30,000 each.  No other individual perquisites exceeded $25,000.

2010 GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	All Other Stock Awards: Number of Units(1)	Grant Date Fair Value of Stock Awards (2)

John C. Hope, III	6/23/10	37,276	$374,997

Thomas L. Callicutt, Jr.	6/23/10	13,000	130,780

John M. Turner, Jr.	6/23/10	20,000	201,200

Robert C. Baird, Jr.	6/23/10	13,000	130,780

Joseph S. Exnicios	6/23/10	16,000	160,960

(1)
The All Other Stock Awards column shows the number of RSUs granted in 2010 under the Company’s Long-Term Compensation Plan.  The RSUs will vest on the third anniversary of the grant date, or earlier upon (i) a change in control or (ii) termination of employment due to death, disability or retirement.  The conversion to common shares, however, will be governed by the terms of TARP.  In accordance with TARP requirements,

25% of the RSUs will convert to common shares when the Company has repaid 25% of the aggregate financial assistance received from the Treasury.  Additional increments of 25% of the RSUs will convert to common shares upon the repayment of each additional 25% of the aggregate financial assistance received from the Treasury.

(2)	Represents the grant date fair value of the awards determined in accordance with FASB ASC Topic 718.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested (5)
John C. Hope, III	16,875		18.58	6/12/11	28,000 (2)	$396,200
	21,000		22.58	6/11/12	30,000 (3)	424,500
	21,000		22.44	6/10/13	37,276 (4)	527,455
	21,000		28.86	6/15/14
	10,000		31.59	6/14/15
	12,000		35.41	6/28/16
	30,000		28.76	7/10/17
		40,000	18.77	6/24/18
Thomas L. Callicutt, Jr.	13,500		$18.58	6/12/11	7,700 (2)	$ 108,955
	16,875		22.58	6/11/12	12,500 (3)	176,875
	16,875		22.44	6/10/13	13,000 (4)	183,950
	16,875		28.86	6/15/14
	10,000		31.59	6/14/15
	10,000		35.41	6/28/16
	10,000		28.76	7/10/17
		11,000	18.77	6/24/18
John M. Turner, Jr.	3,375		$18.58	6/12/11	10,500 (2)	$148,575
	7,500		22.58	6/11/12	17,500 (3)	247,625
	7,500		22.44	6/10/13	20,000 (4)	283,000
	7,500		28.86	6/15/14
	10,000		31.59	6/14/15
	10,000		35.41	6/28/16
	15,000		28.76	7/10/17
		15,000	18.77	6/24/18
Robert C. Baird, Jr.	16,875		$18.58	6/12/11	7,700 (2)	$108,955
	21,000		22.58	6/11/12	10,000 (3)	141,500
	21,000		22.44	6/10/13	13,000 (4)	183,950
	21,000		28.86	6/15/14
	10,000		31.59	6/14/15
	12,000		35.41	6/28/16
	12,000		28.76	7/10/17
		11,000	18.77	6/24/18
Joseph S. Exnicios	3,375		$18.58	6/12/11	6,300 (2)	$89,145
	16,875		22.58	6/11/12	12,500 (3)	176,875
	16,875		22.44	6/10/13	16,000 (4)	226,400
	16,875		28.86	6/15/14
	10,000		31.59	6/14/15
	10,000		35.41	6/28/16
	7,500		28.76	7/10/17
		9,000	18.77	6/24/18

(1)
Options were awarded on June 24, 2008 and become exercisable on June 24, 2011 (or earlier upon a change in control of the Company) provided the executive officer is still employed.  During the three-year period before vesting, a prorated number of options can vest and become immediately exercisable upon a NEO’s retirement, death or disability.

  (2) PBRSUs will vest and convert to shares on June 24, 2011, or earlier upon a change in control.

(3)
RSUs were granted to the NEOs on June 23, 2009 and will vest on the third anniversary of the grant date or earlier upon (i) a change in control or (ii) termination of employment due to death, disability or retirement.  The conversion to common shares, however, will be governed by the terms of TARP.  In accordance with TARP requirements, 25% of the RSUs will convert to common shares when the Company has repaid 25% of the aggregate financial assistance received from the Treasury.  Additional increments of 25% of the RSUs will convert to common shares upon the repayment of each additional 25% of the aggregate financial assistance received from the Treasury.

(4)
RSUs were granted to the NEOs on June 23, 2010 and will vest on the third anniversary of the grant date or earlier upon (i) a change in control or (ii) termination of employment due to death, disability or retirement.  The conversion to common shares, however, will be governed by the terms of TARP.  In accordance with TARP requirements, 25% of the RSUs will convert to common shares when the Company has repaid 25% of the aggregate financial assistance received from the Treasury.  Additional increments of 25% of the RSUs will convert to common shares upon the repayment of each additional 25% of the aggregate financial assistance received from the Treasury.

(5) Market value is calculated based on the closing price of our common stock on December 31, 2010 of $14.15.

2010 OPTION EXERCISES AND STOCK VESTED
Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
John C. Hope, III	-	-	19,800	$191,862
Thomas L. Callicutt, Jr.	-	-	6,600	63,954
John M. Turner, Jr.	-	-	9,900	95,931
Robert C. Baird, Jr.	-	-	7,920	76,745
Joseph S. Exnicios	-	-	4,950	47,966

(1)	Reflects the fair market value of the underlying shares as of the vesting date.

PENSION BENEFITS
Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit	Payments During 2010
John C. Hope, III	Retirement Plan	16	$ 610,643	-
	Retirement Restoration Plan	16	1,580,315	-
Thomas L. Callicutt, Jr.	Retirement Plan	12	519,370	-
	Retirement Restoration Plan	12	631,641	-
John M. Turner, Jr.	Retirement Plan	16	304,433	-
	Retirement Restoration Plan	16	363,606	-
Robert C. Baird, Jr.	Retirement Plan	15	540,353	-
	Retirement Restoration Plan	15	872,240	-
Joseph S. Exnicios	Retirement Plan	33	711,756	-
	Retirement Restoration Plan	33	623,274	-

The Bank’s Retirement Plan is a tax-qualified, funded, noncontributory defined benefit pension plan. Pension benefits accrue through the employee’s career and are based upon the employee’s years of service and the employee’s earnings during the highest five-year consecutive period during the 10 years preceding retirement.  The plan formula also contains a partial offset for social security income attributable to earnings at the Bank. Earnings include both salary and cash incentives earned under the ECIP.  Under Internal Revenue Service (IRS) regulations, the maximum amount of earnings that could be considered in 2010 was $245,000.

Benefits under the Bank’s Retirement Plan at normal retirement age (65) are based on the following formula: the number of years of service (up to a maximum of 35) multiplied by 1.83% of final average earnings, reduced by 1.60% of the primary social security benefit.  The number of years of credited service represents actual years of service.  Early retirement benefits, which are subject to an actuarial reduction of 5% per year for each year before age 65 are available to employees at age 55 who have at least 10 years of credited service.  Messrs. Hope, Callicutt, Baird and Exnicios are currently eligible for early retirement.  Benefits are payable in the form of an annuity and are paid from a trust fund funded solely by Bank contributions.  The present value of the accumulated benefit is calculated assuming a straight life annuity option.

The maximum annual benefit that the Retirement Plan can pay under IRS guidelines is $195,000 for 2010.

The Bank also sponsors an unfunded nonqualified Retirement Restoration Plan that provides a supplemental pension benefit out of general assets substantially equal to the difference between the amount that would have been paid under the qualified Retirement Plan, in the absence of statutory provisions limiting the amount of annual earnings that can be considered when computing benefits, and the amount that can be paid annually to a retiree.

In the table above, the present value of the accrued benefit with respect to each NEO under both the Retirement Plan and the Retirement Restoration Plan is based on assumptions described in Footnote 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

2010 NONQUALIFIED DEFERRED COMPENSATION
Name	Executive Contributions in 2010	Registrant Contributions in 2010	Aggregate Earnings in 2010	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2010
John C. Hope, III Deferred Compensation Plan	-	-	$88,112	-	$608,668
Thomas L. Callicutt, Jr. Deferred Compensation Plan	-	-	12,936	-	96,969
John M. Turner, Jr. Deferred Compensation Plan	-	-	20,254	-	135,714
Robert C. Baird, Jr. Deferred Compensation Plan	-	-	-	-	-
Joseph S. Exnicios Deferred Compensation Plan	-	-	-	-	-

The Company’s Deferred Compensation Plan is a nonqualified deferred compensation plan pursuant to which the NEOs may elect to defer up to 25% of their base salary and 100% of their annual incentive bonus.  Deferred amounts are credited with investment gains or losses based on the rate of return of available mutual funds selected by the executive that the executive may change at any time.  The Company does not make contributions to participant accounts under the Deferred Compensation Plan.  Distributions are payable in the form of a lump sum or in installments over a five- or ten-year period beginning on the date selected in advance by the participant.

Potential Payments Upon Termination Or Change In Control

As noted in the Compensation Discussion and Analysis (CD&A) section of this document, we have entered into Executive Agreements with all executive officers, including our NEOs. These agreements provide for payments to each NEO in the event of his qualifying termination if it occurs within one year before or three years after a change in control of the Company.  As further described in the CD&A, as a participant in the CPP, the company is subject to executive compensation restrictions under the TARP regulations that prohibit the company from making any “golden parachute payments” until the aggregate financial assistance received from the Treasury has been repaid.  However, in the event the company was to be acquired by a company not subject to the TARP restrictions on executive compensation, the acquiring company would not become subject to the executive compensation restrictions merely as a result of the acquisition, including with respect to company employees who become employees of the acquiring company.

The following tables and narrative provide information regarding severance payments and benefits that would be payable to the named executive officers by Hancock in the event that their employment is terminated following the company’s proposed merger with Hancock.

Executive Agreements

The company previously entered into executive agreements with its named executive officers. These executive agreements provide for the payment of certain severance payments and benefits if the executive experiences a “qualified termination” within one year preceding or three years following a change in control. A qualified termination includes termination without cause, or resignation due to “change in duties” (such as diminution of duties, change in reporting responsibilities, change of title, reduction of compensation, and transfer necessitating increased travel).

If an executive experiences a qualified termination prior to or following a change in control, the executive is entitled to receive the following payments and benefits:

•	A cash severance payment of three times the average of the executive’s gross income for the highest three of the last five calendar years;

•	A cash payment equal to the executive’s target annual bonus for the year of termination;

•
A cash payment equal to the company matching contributions under the 401(k) Plan that would have been made for the lesser of three years following termination or the number of years until the executive’s normal retirement age under such plan;

•
A cash payment equal to the present value of the additional benefits that would have accrued under the company’s tax-qualified and non-qualified defined benefit retirement plans for the lesser of three years following termination or the number of years until the executive’s normal retirement age;

•
Medical benefits and life insurance for the executive and dependents through the earlier of his or her qualification for coverage under Medicare Part B or the date on which he or she is covered under another employer’s group plans; and

•	Transfer of ownership of any club memberships, automobiles and certain other perks assigned to the executive as of the termination.

The following table sets forth the estimated cash payments and other benefits that each named executive officer would receive under the executive agreements upon a qualifying termination following the merger, based on such executive officer’s compensation levels as of December 21, 2010, and assuming that the merger is completed on or before December 31, 2011:

	Cash Severance Payment ($)	Target Annual Bonus ($)	Cash Payment in Lieu of 401(k) Matching Contributions ($)	Cash Payment in Lieu of Additional Benefits under Retirement Plans ($)(1)	Estimated Cost of Continued Welfare Benefits ($)	Estimated Value of Club Memberships and Other Perquisites ($)(2)
John C. Hope, III	$4,094,365	$900,000	$26,950	$165,592	$37,022	$19,040
John M. Turner, Jr.	2,272,439	432,000	29,400	80,152	154,060	19,040
Robert C. Baird, Jr.	3,268,658	337,995	29,400	160,978	48,384	19,040
Thomas L. Callicutt, Jr.	2,472,027	319,500	8,983	81,225	26,405	19,040
Joseph S. Exnicios	2,206,190	319,500	29,400	120,268	105,276	19,040

(1)
In the event it is determined that the Cash Payment In Lieu of Additional Benefits Under Retirement Plans is to also include the Retirement Restoration Plan, the amounts listed above will be increased as follows: Hope, $1,160,613; Turner, $264,091; Baird, $150,461; Callicutt, $18,307; Exnicios, $110,393.

(2)
For Messrs. Hope, Turner, Baird, Callicutt and Exnicios, amounts include the estimated value ($17,000) of a country club membership to be transferred to each individual, and the estimated cost ($2,040) of continuing to reimburse the executive officers for annual executive physicals for three years.

Equity Compensation Awards

The named executive officers participate in the Company’s equity-based compensation plans and hold outstanding stock options and restricted stock units granted under such plans. In connection with the Company’s proposed merger with Hancock, (i) each outstanding option to acquire Company common stock will convert into a fully vested and exercisable option to purchase Hancock common stock, and (ii) and each outstanding restricted stock unit will convert into a fully vested right to receive Hancock common stock.

The following table sets forth, based on outstanding awards under the Company’s equity plans as of February 24, 2011 (1) the number and value of all outstanding and unexercised Company stock options held by the named executive officers, and (2) the number and value of shares of restricted stock units held by the named executive officers:

Executive Officers	Number of Outstanding Options(1)	Value of Outstanding Options(2) ($)	Number of Outstanding Stock Units	Value of Outstanding Stock Units(3) ($)
John C. Hope, III	171,875	0	95,276	1,309,092
John M. Turner, Jr.	75,875	0	48,000	658,520
Robert C. Baird, Jr.	124,875	0	30,700	421,818
Thomas L. Callicutt, Jr.	105,125	0	33,200	456,168
Joseph S. Exnicios	90,500	0	34,800	478,152

(1)	The options have exercise prices ranging from $18.58 to $35.41.

(2)	The exercise price per share of all outstanding options is higher than the market value of the Company’s common stock as of February 24, 2011.

(3)	Calculated by multiplying the number of shares of outstanding stock units by the market value of the Company’s common stock as of February 24, 2011 ($13.74).

In addition, the executive agreements provide that the Company shall reimburse the executive officers for any excise tax imposed by Section 4999 of the Code with respect to any payments or benefits provided under the executive agreements or any other plan, program or other arrangement to which the company and the executive officers are parties.

Compensation of Directors

Cash Compensation

 All Company directors are also directors of the Bank.  During 2010, the Bank paid its nonemployee directors annual retainer fees of $18,000 plus $1,500 for each Board meeting attended and $1,250 for each committee meeting attended with a maximum of two paid committee meetings per day.  The Bank paid additional annual retainers to committee chairmen as follows:  Lead Director, $20,000, Audit Committee, $10,000, Compensation Committee, $7,500 and Nominating Committee, $2,500.  The Company does not pay nonemployee directors additional fees for attendance at meetings of the Company’s Board and committees that meet on the same days as their Bank counterparts.  Mr. Cooper, who lives in Point Clear, Alabama, serves as the Board’s representative on an advisory board in Mobile.  Mr. Nickelsen, who lives in Pensacola, Florida, serves as the Board’s representative on an advisory board in Pensacola.  Their participation permits them to give guidance to, and assess the performance of, Whitney’s regional management in those markets.  They receive per diem compensation and, in Florida, an annual retainer for this participation, which vary depending on the market, but which are less than the per diem and annual retainer amounts they receive for attending the Company’s Board and committee meetings.  In 2010, Messrs. Cooper and Nickelsen received aggregate amounts of $1,500 and $3,300, respectively, for their service on advisory boards, which amounts are included in the “Fees Earned or Paid in Cash” column in the 2010 Director Compensation table below.

Equity and Deferred Compensation

           Pursuant to the terms of the Company’s 2001 Directors’ Compensation Plan as amended in July 2008 (the Directors’ Compensation Plan), each nonemployee director will receive annually an award of our common stock based on a value of $30,000.  The number of actual shares issued is based on the closing price of our common stock on the date of the award.  Directors may elect to defer all or part of their annual stock awards, retainer and fees.  Directors can allocate deferred amounts among an equity fund, S&P 500 Index Fund, a fixed income fund, a money market fund and credits representing shares of the Company’s common stock.  Earnings and losses based on the performance of the selected investments are credited daily to each director’s account.  Plan benefits are distributed as designated by each director, which is usually after the director is no longer on the Board.  Benefits are equal to the amount credited to a director’s account at the time of distribution.  Amounts credited to the Company’s common stock fund are distributed in shares of common stock.

2010 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
A. R. Blossman, Jr.	$56,500	$30,007	$ 86,507
Angus R. Cooper II	78,250	30,007	108,257
Richard B. Crowell	81,500	30,007	111,507
Hardy B.Fowler	75,500	30,007	105,507
Terence E. Hall	65,000	30,007	95,007
William A. Hines	64,250	30,007	94,257
Alfred S. Lippman	64,250	30,007	94,257
Michael L. Lomax	66,250	30,007	96,257
R. King Milling	62,750	30,007	92,757
Eric J. Nickelsen	115,050	30,007	145,057
Kathryn M. Sullivan	68,500	30,007	98,507
Dean E. Taylor	56,000	30,007	86,007
Thomas D. Westfeldt	87,750	30,007	117,757

(1)	Includes amounts deferred pursuant to the Directors’ Compensation Plan described above.

(2)
Reflects the grant date fair value of unrestricted shares of common stock granted to all active nonemployee directors as of June 30, 2010, computed in accordance with FASB ASC Topic 718.  On that date, each director received 3,244 shares.

Compensation and Human Resources Committee Interlocks and Insider Participation

In 2010 the members of the Compensation Committee were Messrs. Cooper, Hall, Hines, Nickelsen and Taylor and Ms. Sullivan, none of whom served as an officer or employee of the Company during 2010 or at any time prior thereto.  During 2010, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of SEC Regulation S-K, and none of our executive officers served on the compensation committee (or its equivalent) or the board of directors of another entity whose executive officer(s) served on our Board or our Compensation Committee.

Compensation and Human Resources Committee Report

The Compensation and Human Resources Committee of the Board of Directors of Whitney Holding Corporation (the Committee) is responsible for overseeing the Company’s executive compensation programs on behalf of the Board.  Additionally, it has responsibility for evaluating the risks posed to the Company by both the senior executive officer (SEO) compensation plans and all other employee compensation plans.  The Committee, after meeting with the Company’s Chief Risk Officer, has taken reasonable efforts to (i) ensure that the SEO compensation plans do not encourage the SEOs to take unnecessary and excessive risks that threaten the value of the Company, (ii) limit any unnecessary risks that the employee compensation plans pose to the Company, and (iii) ensure that the employee compensation plans do not encourage the manipulation of reported earnings to enhance the compensation of any employee.

The Committee reviewed and discussed with the Chief Risk Officer the following compensation plans in which SEOs participate:

Executive Compensation Incentive Plan (annual performance-based cash bonus)

Long Term Incentive Plan (stock-based awards)

Executive “Change of Control” Agreement (severance benefits)

Retirement Plan (defined benefit pension plan)

Retirement Restoration Plan (defined benefit pension plan)

Deferred Compensation Plan (defined contribution deferral plan)

In connection with such review, the Committee noted that the Company’s participation in the U.S. Department of Treasury’s Troubled Asset Relief Program (TARP) limits the amount and types of compensation that the Company may pay to or accrue for its SEOs under its SEO compensation plans.  Specifically, TARP restrictions on executive compensation prohibit the payment of performance-based cash bonuses and limit long-term stock-based awards to time-vesting restricted stock awards with a value of not more than thirty-three percent of the SEO’s total compensation.  Although stock-based awards granted to SEOs in 2008 which will vest in 2011 do have a performance adjustment component that compares the Company’s actual return on average assets and return on average equity to the performance of a peer bank group, the Committee concluded that such performance goals are unlikely to encourage the SEOs to take any unnecessary risks to potentially increase the number of shares that would vest in future years.  Benefits under the retirement plans are based on the participant’s years of service to the Company and highest earnings during a specified period prior to retirement, and are not affected by Company performance.  Deferrals under the Deferred Compensation Plan are contributed by participants, and the Company makes no contributions to this plan on behalf of SEOs or any other employees.  After reviewing and evaluating the SEO compensation plans in light of the executive compensation limits under TARP, including any features that would encourage behavior focused on short-term results rather than long-term value creation, the Committee determined that such plans are highly unlikely to encourage the SEOs to take unnecessary and excessive risks that threaten the value of the Company or to encourage the manipulation of reported earnings to enhance the compensation of any employee.

The Committee also reviewed and discussed with the Chief Risk Officer all other employee compensation plans, which include fifty-six separate employee incentive plans.  The Chief Risk Officer made a detailed report to the Committee and responded to specific questions Committee members had regarding these plans.  As part of this review, the employee incentive plans were categorized into the following groupings:

Lending Incentive Compensation Plans

Nonlending Incentive Compensation Plans

Commission-Based Incentive Plans

Credit/Risk Management Incentive Plans

Other Incentive Plans

Each of the employee incentive plans was examined in light of the risks posed to the Company to determine whether proper risk mitigation was present in such plans.

In the case of the lending incentive plans, the Bank has extensive policies and procedures, including loan approval processes and oversight that create an independent monitoring of the lenders.  The Bank also has internal controls that are independent of the lenders that monitor numerous requirements, such as appropriate insurance, collateral documentation, and loan documentation. In addition, the credit quality metrics included in the lending-related compensation plans contemplate the possibility of reducing or eliminating the incentive awards for failure to maintain acceptable levels of credit quality, and timely and accurate identification of appropriate risk rating and accrual status.  These controls promote reasonable risk taking within parameters that the Board of Directors and management can effectively identify and manage.

A detailed review of the non-lending incentive plans indicates that a combination of internal quality controls, segregation of functions and forfeiture provisions sufficiently mitigate the risks associated with these plans.

Commission-based incentive plans include those found in the residential mortgage origination, insurance and brokerage areas of the Company.  In the case of residential mortgage loans originated for resale, segregation of the underwriting function from the originating function provides an effective risk control. Participants in these plans are subject to stringent internal controls and review, as well as audits by third parties involved in underwriting and/or purchasing the products sold by participants.

Credit/risk management incentive plans are found in the Special Credits and Loan Workout Departments of the Company, and in the department responsible for the maintenance and sale of acquired real estate due to repossession/foreclosure activities.  These activities are closely monitored and are subject to multiple layers of management review and approval which serve to mitigate risk.

The other incentive plan category primarily involves plans that base rewards on operational efficiency achievements and/or one-on-one training of new employees. These activities contain quality measurement controls and pose little to no risk for the Company.

After reviewing and evaluating the employee compensation plans in light of the risks posed to the Company, including any features that would encourage behavior focused on short-term results rather than long-term value creation, the Committee determined that any unnecessary risks to the Company posed by such plans have been sufficiently limited and such plans do not encourage the manipulation of reported earnings to enhance the compensation of any employee.

Based on the review and discussions described above, the Committee certifies that:

(1)           It has reviewed with the Company’s Senior Risk Officer the SEO compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of the Company;

(2) It has reviewed with the Company’s Senior Risk Officer the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and
(3)           It has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.

In addition, members of the Committee reviewed and discussed with the Company’s management the Compensation Discussion and Analysis set forth in this 10-K/A.

Based on its review and these discussions, the Committee recommended to the Board that the Compensation and Discussion Analysis be included in the Company’s Amendment No.1 on Form 10-K/A for the fiscal year ended December 31, 2010, each of which has been or will be filed with the Securities and Exchange Commission.

                                                                            Compensation and Human Resources Committee
                                                                                of the Board of Directors

Angus R. Cooper II, Chairman
Terence E. Hall
William A. Hines
Eric J. Nickelsen
Kathryn M. Sullivan
Dean E. Taylor

This report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this 10-K/A  into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such acts.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 25, 2011, the entities named below were, to our knowledge, the beneficial owners of more than 5% of our outstanding common stock, as determined under Rule 13d-1 of the Exchange Act.  As of the same date, 96,653,720 shares of our common stock were outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
RS Investment Management Co. LLC(1) 7 Hanover Square New York, NY 10004	7,787,935	8.1%
BlackRock, Inc.(2) 40 East 52nd Street New York, NY 10022	7,758,371	8.03%
Columbia Wanger Asset Management, LLC(3) 227 West Monroe Street Suite 3000 Chicago, IL 60606	5,458,500	5.6%

(1)
The information in the table above with respect to RS Investment Management Co. LLC is based on information set forth in Schedule 13G filed with the Securities and Exchange Commission on February 9, 2011 jointly by The Guardian Life Insurance Company of America and its subsidiaries, Guardian Investor Services LLC and RS Investment Management Co. LLC (Guardian). According to this Schedule 13G, Guardian has shared voting power and shared dispositive power with respect to all 7,787,935 shares of our common stock that it beneficially owns.

(2)
The number of common shares beneficially held and the information set forth above is based solely on information contained in the Schedule 13G/A filed with the SEC by Black Rock, Inc. on February 9, 2011, which amends the most recent Schedule 13G filing.

(3)
The number of common shares beneficially held and the information set forth above is based solely on information contained in the Schedule 13G filed with the SEC by Columbia Wanger Asset Management, LLC on February 10, 2011. They reported voting power of 5,024,500 shares and dispositive power of 5,458,500 shares as of December 31, 2010, and they disclaim the existence of a group.

               The following table sets forth beneficial ownership of the Company’s outstanding stock as of March 25, 2011, including shares held in the 401(k) plan by Company’s directors and named executive officers.

Directors	Current Beneficial Holdings	Shares Subject to Options(1)	Total (2)	Percent of Class
A. R. Blossman, Jr.	375,831	0	375,831	*
Angus R. Cooper II	832,148	33,750	865,898	*
Richard B. Crowell (3)	440,866	13,500	454,366	*
Hardy B. Fowler (4)	21,815	0	21,815	*
Terence E. Hall	31,520	0	31,520	*
William A. Hines (5)	331,368	22,500	353,868	*
John C. Hope, III (6)	257,237	131,875	389,112	*
Alfred S. Lippman (7)	118,052	33,750	151,802	*
Michael L. Lomax (8)	8,525	31,500	40,025	*
R. King Milling	293,621	0	293,621	*
Eric J. Nickelsen (9)	157,458	33,750	191,208	*
Kathryn M. Sullivan(10)	14,408	22,500	36,908	*
Dean E. Taylor (11)	27,334	22,500	49,834	*
John M. Turner, Jr.(12)	51,917	60,875	112,792	*
Thomas D. Westfeldt	30,207	31,500	61,707	*

Executive Officers
Robert C. Baird, Jr. (13)	151,057	113,875	264,932	*
Thomas L. Callicutt, Jr. (14)	53,815	94,125	147,940	*
Joseph S. Exnicios (15)	32,635	81,500	114,135	*

Directors and executive officers as a group (22 persons)			4,057,210	4.12%
                   *  Less than 1% of the outstanding common stock.

(1)	Includes vested options and options that will become vested within 60 days of March 25, 2011.
(2)
Ownership shown includes direct and indirect ownership and, unless otherwise noted and subject to community property laws where applicable, each shareholder has sole investment and voting power with respect to reported holdings.  The Bank serves as trustee of the Whitney National Bank Retirement Trust, which held 39,175 shares as of March 25, 2011.  An executive officer of the Company serves with other Bank employees on a committee that makes voting and investment decisions with respect to these shares.  Shares held by the trust are included only in the calculation of the beneficial ownership of all executive officers and directors as a group.

(3)
Mr. Crowell’s share total includes 395,221 shares of stock in a limited liability company over which he has voting rights, 18,900 shares in Mr. Crowell’s family trusts, over which Mr. Crowell has voting rights, but for which he disclaims beneficial ownership, and 11,050 shares in family trusts of which Mr. Crowell’s wife is the trustee, but for which he disclaims beneficial ownership.

(4)	Mr. Fowler’s share total includes 2,466 shares owned by Mr. Fowler’s wife, for which he disclaims beneficial ownership.
(5)	Mr. Hines’ share total includes 100 shares of stock held by his wife as trustee for her son’s trust.
(6)
Mr. Hope’s share total includes 35,138 shares of stock held for his benefit in the 401(k) plan.  His share total also includes 4,200 shares of stock owned by Mr. Hope’s children.  Mr. Hope’s share total does not include 107,276 restricted stock units he holds.

(7)
Mr. Lippman’s share total includes 52,378 shares held for his benefit in the Alfred S. Lippman IRA Account.  His share total includes 5,441 shares of common stock equivalent units held in deferred compensation accounts.

(8)	Dr. Lomax’s share total includes 2,432 shares of common stock equivalent units held in deferred compensation accounts.
(9)
Mr. Nickelsen’s share total includes 14,213 shares held in two trusts over which Mr. Nickelsen has full voting authority.  His share total includes 22,926 shares of common stock equivalent units held in deferred compensation accounts.

(10)	Ms. Sullivan’s share total includes 911 shares of stock held in custodial accounts over which Ms. Sullivan has full voting authority.
(11)
Mr. Taylor’s share total includes 5,019 shares of stock held for the benefit of Mr. Taylor’s children in an account that he controls and over which he has voting power.  His share total includes 21,112 shares of common stock equivalent units held in deferred compensation accounts.

(12)
Mr. Turner’s share total includes 4,437 shares of stock held for his benefit in the 401(k) plan and 800 shares of stock held for his minor children.  Mr. Turner’s share total does not include 52,500 restricted stock units he holds.

(13)	Mr. Baird’s share total includes 20,572 shares of stock held for his benefit in the 401(k) plan. Mr. Baird’s share total does not include 34,000 restricted stock units he holds.
(14)	Mr. Callicutt’s share total does not include 36,500 restricted stock units he holds.
(15)
Mr. Exnicios’ share total includes 13,485 shares of stock held for his benefit in the 401(k) plan.  His share total also includes 19,152 shares of stock that are pledged as security for a loan.  Mr. Exnicios’ share total does not include 37,500 restricted stock units he holds.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Bank has made, and expects to make in the future, loans in the ordinary course of business to directors and officers of the Company and the Bank, members of their immediate families and their associates. The Bank has made such loans on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company, and, except as noted in the following paragraph, the loans did not involve more than the normal risk of collectibility or present other unfavorable features.

Mr. John Turner’s wife’s brother, John Stimpson, and her mother, Nedra G. Stimpson, and their related company, Stimpson Trading, Inc. d/b/a Gulf Trading, L.L.C., had loans that the Bank renewed and restructured during 2010, which the Bank  adversely classified as having more than the normal risk of collectibility.  The loans to the Stimpsons and Stimpson Trading were consolidated into one credit facility in the amount of $3,400,000 prior to year-end 2010, with each current obligor joining as co-makers of the new loan.  The resulting credit facility was adversely classified as of December 31, 2010 as a substandard credit.  The largest aggregate indebtedness for the Stimpsons and their related credits (including credits that did not involve more than the normal risk of collectibility or present other unfavorable features) from January 1, 2010 through March 15, 2011 was $7,803,031.  On March 15, 2011, the aggregate amount outstanding was $4,629,007.  During this same period, the Stimpsons and their related credits repaid $3,023,892 in principal on a term loan and made numerous advances against, and repayments on, a revolving line of credit, with total principal amounts aggregating $150,132.  The Stimpsons and their related credits paid $452,437 in interest at rates that ranged from 4.50 to 8.25 percent during this period.

The Bank employs several relatives of directors and executive officers, including one employee who was paid or otherwise earned compensation exceeding $120,000 in the aggregate during 2010.   Jay R. Exnicios, the brother of Joseph S. Exnicios, one of our executive officers, is employed by the Bank as a regional market manager.  During 2010, the Bank paid Jay Exnicios gross cash compensation of $142,845.04 and awarded him 740 time-vesting restricted stock units valued at $7,444.40 based on a per share price of $10.06 (the value of the Company’s common stock on the award date), which time-vesting restricted stock units will not vest until 2013.  Jay Exnicios is also covered under the Bank’s employee benefit plans, generally available to all similarly situated Bank employees.  The Bank paid for benefits to Jay Exnicios valued at $57,982.72, which benefits include matching contributions to the 401(k) plan, accidental death and disability insurance, long-term disability insurance and the change in retirement plan pension value, which benefits are available to all similarly situated Bank employees.

Roy E. Blossman, the son of one of our directors, Mr. A. R. Blossman, Jr., is a founding partner and member of executive management of one of the Company’s primary law firms, Carver, Darden, Koretsky, Tessier, Finn, Blossman & Areaux, LLC.  Roy Blossman owns approximately 9.2% of the equity of the firm.  During 2010, the Company and the Bank collectively paid $1,696,829.21 to Roy Blossman’s law firm directly for legal services and Bank customers paid an additional $636,877.43 of legal expenses incurred by the Bank in connection with loan closings directly to the law firm.  The Carver Darden law firm has regularly provided legal services to the Company and the Bank since the law firm’s organization in 1994.

Our written Corporate Governance Guidelines require that we review all transactions that are required to be disclosed pursuant to Item 404 of SEC Regulation S-K (Related Party Transactions) for potential conflicts of interest.  Our Board has approved a written Audit Committee Charter, which assigns to the Audit Committee the duty to ascertain that there is an ongoing review process of all Related Party Transactions for potential conflicts of interest and requires that the Audit Committee approve any such transactions.

The Company conducts virtually all of its business activities through the Bank, whose business activities primarily consist of offering deposit accounts, making loans, engaging in a trust business, providing brokerage services and, through Bank subsidiaries, offering annuities and insurance products.  While Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits a public company from extending or renewing credit or arranging the extension or renewal of credit to an officer or director, this prohibition does not apply to loans made by a depository institution such as the Bank that is insured by the Federal Deposit Insurance Corporation and is subject to the insider lending restrictions of the Federal Reserve Board’s Regulation O.  Accordingly, we permit our directors and executive officers, their family members and their related interests, to establish and maintain banking and business relationships in the ordinary course of business with the Bank.  With respect to lending activities, the Company has a special written policy governing affiliate and insider lending transactions.  This policy prohibits extensions of credit to “insiders,” as defined in the policy, unless the extension of credit:

                 ∙ is made in the ordinary course of business on substantially the same terms (including interest rates and collateral) as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions by the Bank with members of the general public; and

∙ does not involve more than the normal risk of repayment or present other unfavorable features.
Under this policy, prior approval by the Audit Committee is required for any lending transaction that alone or together with other extensions of credit to an “insider” exceeds a specified dollar threshold and does not meet the criteria noted above or which becomes a past due, nonaccrual, or restructured loan or a potential problem as of year-end under applicable SEC rules.  Also, in compliance with Regulation O, a majority of the Board must approve in advance any extension of credit to any director or executive officer or any of their covered entities that exceeds $500,000.  A director with an interest in the extension of credit must abstain from voting or participating in the discussion and approval of the extension of credit.

In accordance with Regulation O, additional restrictions are imposed on extensions of credit to any executive officer.  The Bank may make extensions of credit to an executive officer:

∙ in any amount to finance the education of his or her children;

∙ in any amount to finance or refinance the purchase, construction or renovation of a residence when secured by a first lien on the residence;

∙ in any amount provided that the extension of credit is secured by U.S. Government obligations, or a perfected security interest in a segregated deposit account of the Bank; or

∙ for any other purpose if the aggregate amount of loans (excluding loans for education and residence) does not exceed $100,000.

Regulation O requires that all extensions of credit to executive officers must be (1) promptly reported to the Board; (2) preceded by the submission of a detailed personal financial statement; and (3) made subject to the written provision (in the promissory note or allonge thereto) that the loan will, at the option of the Bank, be due and payable at any time that the executive officer is indebted to any other bank or banks in an amount greater than the dollar thresholds set forth above.

In order to promote compliance with applicable laws, regulations and rules pertaining to “insider” lending transactions discussed above, the Bank has appointed an officer (the Regulation O Officer) to assist Bank employees in identifying and reviewing pertinent transactions with identified “insiders.”  The Regulation O Officer annually receives lists of all directors and executive officers of the Company and the Bank and any other subsidiaries from our Corporate Secretary, as well as a list of our principal shareholders, if any.  The information provided includes the names of these individuals and their family members, as well as the names of their related interests, which are referred to as “covered entities,” and is put together based on questionnaires our directors and executive officers submit to the Corporate Secretary, as well as information available from public databases and the Bank’s records.  The Bank’s officer managing a proposed extension of credit to an “insider” is responsible for confirming that the proposed extension of credit is in compliance with the Bank’s policy on insider transactions.  The Regulation O Officer will promptly notify our Corporate Secretary and the chairman of our disclosure committee in the event the Regulation O Officer detects an extension of credit to an “insider” that appears to violate the policy.

The Corporate Secretary follows procedures to help us determine at the end of each year whether any insider relationship or transaction has occurred that must be disclosed pursuant to the SEC’s rules regarding Related Party Transactions or that might impair a nonemployee director’s independence under SEC rules or Nasdaq listing requirements.  These procedures include annual director and executive officer questionnaires, a survey of customer databases of the Company and its subsidiaries, as well as a review of other records, including accounts payable, payroll and real estate transaction records.  The Corporate Secretary reports any Related Party Transactions so discovered to the Audit Committee for review, approval or ratification and reports other matters that would disqualify a nonemployee director from meeting Nasdaq or SEC independence requirements to the Board.

To further raise awareness regarding, and to ensure the proper handling of, insider transactions, we have adopted various codes of conduct, including the Employee Code of Conduct and Standard of Ethics, the Code of Ethics and Conduct for Senior Financial Officers and Executive Officers, and the Code of Business Conduct and Ethics for the Board of Directors.  These codes, which are available on the Corporate Governance page of the Investor Relations section of our website at www.whitneybank.com, promote the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, encourage covered persons to seek advice to avoid conflicts of interest, and provide that banking and business relationships between directors, executive officers, and their family members and their entities and us be on nonpreferential terms and in the ordinary course of business.  Employees are also prohibited from handling any customer or vendor relationship involving themselves, their family members or a “covered entity” associated with an employee or their family members.  Our Audit Committee is responsible for applying and interpreting the codes pertaining to senior financial officers, executive officers and directors, and is required to report any violations to the Board for further action.

Director Independence

The Board currently consists of 15 directors.  In March 2010, the Board set the size of the Board at 15 directors, including two employee directors, which was effective at the 2010 annual meeting and thereafter.  The Board has determined that 11 nonemployee directors are independent under applicable Nasdaq rules.  The independent directors are Angus R. Cooper II, Richard B. Crowell, Hardy B. Fowler, Terence E. Hall, William A. Hines, Alfred S. Lippman, Michael L. Lomax, Eric J. Nickelsen, Kathryn M. Sullivan, Dean E. Taylor and Thomas D. Westfeldt.

Board Committees and Independence

The Company has established four standing committees: Executive, Audit, Compensation and Human Resources and Nominating and Corporate Governance.  The members of the Board and the standing committees on which each currently serves are identified below.

Name	Executive	Audit	Compensation and Human Resources	Nominating and Corporate Governance
A. R. Blossman, Jr.	X
Angus R. Cooper II	X		X*	X
Richard B. Crowell		X*
Hardy B. Fowler	X	X		X
Terence E. Hall	X		X	X
William A. Hines	X		X
John C. Hope, III †	X
Alfred S. Lippman	X
Michael L. Lomax		X
R. King Milling	X
Eric J. Nickelsen +	X	X^	X	X
Kathryn M. Sullivan		X	X
Dean E. Taylor	X		X
John M. Turner, Jr.	X
Thomas D. Westfeldt	X	X		X*

                 †           Chairman of the Board
                 +           Lead Director
                 *           Committee Chairman
                 ^           Committee Vice Chairman

Committee Independence

Audit Committee

During 2010, the Audit Committee was comprised of Messrs. Crowell, Fowler, Lomax, Nickelsen and Westfeldt, and Ms. Sullivan.  The Board has determined that Messrs. Crowell, Fowler, Lomax, Nickelsen and Westfeldt and Ms. Sullivan meet the additional independence criteria under the rules and regulations of the SEC and the listing qualifications of Nasdaq for service on the Audit Committee.

Compensation and Human Resources Committee

During 2010, the Compensation Committee was comprised of Messrs. Cooper, Hall, Hines, Nickelsen and Taylor and Ms. Sullivan, all of whom are independent.

Nominating and Corporate Governance Committee

During 2010, the Nominating Committee was comprised of Messrs. Cooper, Fowler, Hall, Nickelsen and Westfeldt, all of whom are independent, as defined for nominating committee members in the Nasdaq listing standards.

Item 14:PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditors

The Company’s Audit Committee selected PricewaterhouseCoopers LLP (PwC) as the Company’s independent registered public accounting firm to audit the consolidated financial statements of the Company and its subsidiaries for 2010.  As part of its role in overseeing the independent registered public accounting firm, the Audit Committee has adopted policies and procedures to preapprove all audit and permissible nonaudit services performed by the independent registered public accounting firm.  The policy requires that on an annual basis the Audit Committee preapprove the general engagement of the independent registered public accounting firm to provide defined audit, audit-related and possible tax services within preapproved fee levels.  Unless otherwise provided, such preapprovals shall remain in effect for 12 months.  The Audit Committee may revise the list of generally preapproved services from time to time.  The Audit Committee may also grant general preapproval for other permissible nonaudit services classified as all other services, provided that such services would not impair the independent registered public accounting firm’s independence.  Preapproval may be granted by action of the full Audit Committee or, in the absence of such action, one or more members of the Audit Committee.  Any preapproval granted by less than the full Audit Committee must be reported to the full Audit Committee at its next scheduled meeting.  The Audit Committee will consult the SEC’s rules and relevant guidance in applying this policy.  During 2010, the Audit Committee preapproved all services provided by PwC.

Audit Fees

For 2010 and 2009, the Company and its subsidiaries incurred aggregate fees of $724,000 and $705,000, respectively, payable to PwC for the audits of the consolidated financial statements of the Company and its subsidiaries, reviews of the quarterly consolidated financial statements of the Company included in the Company’s quarterly reports on Form 10-Q and the audit of the design and operating effectiveness of internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the Federal Deposit Insurance Corporation Improvement Act.

Audit-Related Fees

For 2010 and 2009, the Company and its subsidiaries incurred aggregate audit-related fees of $294,200 and $452,189 respectively, payable to PwC, for assurance and related services for employee benefit plan audits, Statement on Auditing Standards (SAS) 70 procedures and agreed upon procedures engagements.  The Audit Committee preapproved all of the audit-related fees paid to PwC in 2010 and 2009.

Tax Fees

Neither the Company nor any of its subsidiaries paid fees for tax services to PwC for the fiscal years 2010 and 2009.

All Other Fees

Neither the Company nor any of its subsidiaries paid fees for any other services to PwC for the fiscal years 2010 and 2009.

Part IV

Item 15:EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)           Exhibits:

Exhibit 31.1 - Certification of the Company’s Chief Executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a),  as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1 - Certification of Principal Executive Officer pursuant to 31 C.F.R. Section 30.15.

Exhibit 99.2 - Certification of Principal Financial Officer pursuant to 31 C.F.R. Section 30.15.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY HOLDING CORPORATION

	By:	/s/ Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Chief Financial Officer

Dated: April 18, 2011