Form 10-Q
period 2011-03-31
WHITNEY HOLDING CORP
filed 2011-05-10
CIK 106926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, 96,657,361 shares of the registrant’s no par value common stock were outstanding.

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
Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to:

•	the deterioration of general economic and business conditions in the United States and in the regions and the communities Whitney serves;
•
fluctuations in the market price of Hancock Holding Company (Hancock) common stock and the related effect on the market value of the merger consideration that Whitney common shareholders will receive upon completion of the proposed merger with Hancock;

•
the possibility that the proposed merger with Hancock does not close when expected or at all because required regulatory or other approvals and conditions to closing are not received or satisfied on a timely basis or at all;

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

See also Item 1A, “Risk Factors,” of Part II of this Form 10-Q, and Item 1A of Part I of Whitney’s annual report on Form 10-K for the year ended December 31, 2010.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31	December 31
(dollars in thousands)	2011	2010
	(Unaudited)
ASSETS
Cash and due from financial institutions	$264,233	$210,368
Federal funds sold and short-term investments	432,432	445,392
Loans held for sale	68,999	198,351
Investment securities
Securities available for sale	2,008,911	1,968,245
Securities held to maturity, fair values of $675,233 and $638,195, respectively	676,881	641,357
Total investment securities	2,685,792	2,609,602
Loans, net of unearned income	6,993,353	7,234,726
Allowance for loan losses	(214,186)	(216,843)
Net loans	6,779,167	7,017,883

Bank premises and equipment	232,591	232,475
Goodwill	435,678	435,678
Other intangible assets	7,976	8,922
Accrued interest receivable	29,022	29,078
Other assets	560,184	611,030
Total assets	$11,496,074	$11,798,779

LIABILITIES
Noninterest-bearing demand deposits	$3,625,043	$3,523,518
Interest-bearing deposits	5,556,777	5,879,885
Total deposits	9,181,820	9,403,403

Short-term borrowings	468,628	543,492
Long-term debt	219,612	219,571
Accrued interest payable	10,372	9,722
Accrued expenses and other liabilities	77,029	98,257
Total liabilities	9,957,461	10,274,445

SHAREHOLDERS' EQUITY
Preferred stock, no par value
Authorized, 20,000,000 shares; issued and outstanding, 300,000 shares	296,559	296,242
Common stock, no par value
Authorized - 200,000,000 shares
Issued - 97,153,720 and 97,142,069 shares, respectively	2,800	2,800
Capital surplus	621,803	620,547
Retained earnings	640,654	628,546
Accumulated other comprehensive income (loss)	(10,506)	(11,104)
Treasury stock at cost - 500,000 shares	(12,697)	(12,697)
Total shareholders' equity	1,538,613	1,524,334
Total liabilities and shareholders' equity	$11,496,074	$11,798,779
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	March 31
(dollars in thousands, except per share data)	2011	2010
INTEREST INCOME
Interest and fees on loans	$86,446	$100,130
Interest and dividends on investment securities
Taxable securities	21,459	18,817
Tax-exempt securities	1,427	1,685
Interest on federal funds sold and short-term investments	233	179
Total interest income	109,565	120,811
INTEREST EXPENSE
Interest on deposits	6,759	11,420
Interest on short-term borrowings	173	276
Interest on long-term debt	2,761	2,486
Total interest expense	9,693	14,182
NET INTEREST INCOME	99,872	106,629
PROVISION FOR CREDIT LOSSES	-	37,500
NET INTEREST INCOME AFTER PROVISION
FOR CREDIT LOSSES	99,872	69,129
NONINTEREST INCOME
Service charges on deposit accounts	7,962	8,482
Bank card fees	6,553	5,674
Trust service fees	3,055	2,908
Secondary mortgage market operations	1,882	1,882
Other noninterest income	10,986	9,301
Securities transactions	-	-
Total noninterest income	30,438	28,247
NONINTEREST EXPENSE
Employee compensation	40,930	39,044
Employee benefits	10,493	11,051
Total personnel	51,423	50,095
Net occupancy	9,424	9,945
Equipment and data processing	7,433	6,594
Legal and other professional services	7,140	5,232
Deposit insurance and regulatory fees	5,658	6,013
Telecommunication and postage	2,808	3,085
Corporate value and franchise taxes	1,404	1,698
Amortization of intangibles	946	1,495
Provision for valuation losses on foreclosed assets	5,631	3,088
Nonlegal loan collection and other foreclosed asset costs	1,329	3,173
Merger transaction expense	1,166	-
Other noninterest expense	13,766	19,288
Total noninterest expense	108,128	109,706
INCOME (LOSS) BEFORE INCOME TAXES	22,182	(12,330)
INCOME TAX EXPENSE (BENEFIT)	5,027	(6,050)
NET INCOME (LOSS)	$17,155	$(6,280)
Preferred stock dividends	4,067	4,067
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$13,088	$(10,347)
EARNINGS (LOSS) PER COMMON SHARE
Basic	$.13	$(.11)
Diluted	.13	(.11)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	96,728,115	96,534,425
Diluted	96,728,115	96,534,425
CASH DIVIDENDS PER COMMON SHARE	$.01	$.01
The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

			Common		Accumulated
			Stock and		Other
	Preferred	Common	Capital	Retained	Comprehensive	Treasury
(dollars and shares in thousands, except per share data)	Stock	Shares	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2009	$294,974	96,447	$619,838	$790,481	$(11,532)	$(12,697)	$1,681,064
Comprehensive income (loss):
Net loss	-	-	-	(6,280)	-	-	(6,280)
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	-	4,075	-	4,075
Net change in prior service cost or credit and
net actuarial loss on retirement plans, net of tax	-	-	-	-	753	-	753
Total comprehensive income (loss)	-	-	-	(6,280)	4,828	-	(1,452)
Common stock dividends, $.01 per share	-	-	-	(976)	-	-	(976)
Preferred stock dividend and discount accretion	317	-	-	(4,067)	-	-	(3,750)
Common stock issued to dividend reinvestment plan	-	5	49	-	-	-	49
Employee incentive plan common stock activity	-	-	1,296	-	-	-	1,296
Director compensation plan common stock activity	-	8	9	-	-	-	9
Balance at March 31, 2010	$295,291	96,460	$621,192	$779,158	$(6,704)	$(12,697)	$1,676,240

Balance at December 31, 2010	$296,242	96,642	$623,347	$628,546	$(11,104)	$(12,697)	$1,524,334
Comprehensive income:
Net income	-	-	-	17,155	-	-	17,155
Other comprehensive income:
Unrealized net holding gain on securities,
net of reclassifications and tax	-	-	-	-	218	-	218
Net change in prior service cost or credit and
net actuarial loss on retirement plans, net of tax	-	-	-	-	380	-	380
Total comprehensive income	-	-	-	17,155	598	-	17,753
Common stock dividends, $.01 per share	-	-	-	(980)	-	-	(980)
Preferred stock dividend and discount accretion	317	-	-	(4,067)	-	-	(3,750)
Common stock issued to dividend reinvestment plan	-	3	42	-	-	-	42
Employee incentive plan common stock activity	-	-	1,208	-	-	-	1,208
Director compensation plan common stock activity	-	9	6	-	-	-	6
Balance at March 31, 2011	$296,559	96,654	$624,603	$640,654	$(10,506)	$(12,697)	$1,538,613

The accompanying notes are an integral part of these financial statements.

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31
(dollars in thousands)	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$17,155	$(6,280)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	6,024	5,222
Amortization of purchased intangibles	946	1,495
Share-based compensation earned	1,206	1,293
Premium amortization and discount accretion on securities, net	2,424	760
Provision for credit losses and losses on foreclosed assets and loans held for sale	6,870	40,588
Net (gains) losses on asset dispositions	(4,024)	263
Deferred tax expense (benefit)	6,005	(3,844)
Net decrease in loans originated and held for sale	28,526	10,803
Net (increase) decrease in interest and other income receivable and prepaid expenses	27,189	(732)
Net increase (decrease) in interest payable and accrued income taxes and expenses	(11,039)	2,726
Other, net	(1,163)	(1,004)
Net cash provided by operating activities	80,119	51,290
INVESTING ACTIVITIES
Proceeds from maturities of investment securities available for sale	141,802	144,516
Purchases of investment securities available for sale	(183,972)	(136,319)
Proceeds from maturities of investment securities held to maturity	14,270	10,265
Purchases of investment securities held to maturity	(50,379)	-
Net decrease in loans	226,488	275,890
Proceeds from sales and other dispositions of loans reclassified as held for sale	100,459	-
Net (increase) decrease in federal funds sold and short-term investments	12,960	(44,286)
Proceeds from sales of foreclosed assets and surplus property	10,170	7,273
Purchases of bank premises and equipment	(6,209)	(8,053)
Other, net	9,213	(1,238)
Net cash provided by investing activities	274,802	248,048
FINANCING ACTIVITIES
Net decrease in transaction account and savings account deposits	(156,062)	(168,790)
Net decrease in time deposits	(65,521)	(19,116)
Net decrease in short-term borrowings	(74,864)	(124,262)
Proceeds from issuance of long-term debt	55	77
Repayment of long-term debt	(12)	(11)
Proceeds from issuance of common stock	42	49
Purchases of common stock	(2)	-
Cash dividends on common stock	(946)	(973)
Cash dividends on preferred stock	(3,750)	(3,750)
Other, net	4	3
Net cash used in financing activities	(301,056)	(316,773)
Increase (decrease) in cash and cash equivalents	53,865	(17,435)
Cash and cash equivalents at beginning of period	210,368	216,347
Cash and cash equivalents at end of period	$264,233	$198,912

Cash received during the period for:
Interest income	$110,512	$119,224

Cash paid (refund received) during the period for:
Interest expense	$9,011	$13,541
Income taxes	(26,780)	-

Noncash investing activities:
Foreclosed assets received in settlement of loans	$5,448	$18,362

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
Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), some financial information and disclosures have been condensed or omitted in preparing the consolidated financial statements presented in this quarterly report on Form 10-Q.  These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2010, as amended.  Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations or cash flows of any other interim or annual periods.

NOTE 2
PROPOSED MERGER WITH HANCOCK HOLDING COMPANY
On December 22, 2010, Whitney and Hancock Holding Company (Hancock) announced a strategic business combination in which Whitney will merge with and into Hancock.  If the merger is completed, holders of Whitney common stock will receive .418 of a share of Hancock common stock in exchange for each share of Whitney common stock held immediately prior to the merger, subject to the payment of cash in lieu of fractional shares.  On April 29, 2011, the shareholders of both Whitney and Hancock voted to approve the merger agreement.  Consummation of the merger is contingent upon regulatory approvals and other closing conditions.

NOTE 3
INVESTMENT SECURITIES
Summary information about securities available for sale and securities held to maturity follows.  Mortgage-backed securities are issued or guaranteed by U.S. government agencies and substantially all are backed by residential mortgage loans.

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Securities Available for Sale
March 31, 2011
Mortgage-backed securities	$1,897,847	$43,028	$7,836	$1,933,039
U. S. agency securities	18,566	-	216	18,350
Obligations of states and political subdivisions	4,261	224	-	4,485
Other securities	53,037	-	-	53,037
Total	$1,973,711	$43,252	$8,052	$2,008,911
December 31, 2010
Mortgage-backed securities	$1,861,026	$43,869	$8,946	$1,895,949
U. S. agency securities	18,633	-	285	18,348
Obligations of states and political subdivisions	4,895	230	3	5,122
Other securities	48,826	-	-	48,826
Total	$1,933,380	$44,099	$9,234	$1,968,245
Securities Held to Maturity
March 31, 2011
Mortgage-backed securities	$433,839	$41	$4,202	$429,678
Obligations of states and political subdivisions	143,042	4,027	84	146,985
Corporate debt securities	100,000	-	1,430	98,570
Total	$676,881	$4,068	$5,716	$675,233
December 31, 2010
Mortgage-backed securities	$395,177	$-	$5,482	$389,695
Obligations of states and political subdivisions	146,180	4,029	255	149,954
Corporate debt securities	100,000	-	1,454	98,546
Total	$641,357	$4,029	$7,191	$638,195

The following summarizes securities with unrealized losses at March 31, 2011 and December 31, 2010 by the period over which the security’s fair value had been continuously less than its amortized cost as of each date.

March 31, 2011	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$471,848	$7,836	$-	$-
U.S. agency securities	18,350	216	-	-
Total	$490,198	$8,052	$-	$-
Securities Held to Maturity
Mortgage-backed securities	$391,730	$4,202	$-	$-
Obligations of states and political subdivisions	4,294	84	-	-
Corporate debt securities	98,570	1,430	-	-
Total	$494,594	$5,716	$-	$-

December 31, 2010	Less than 12 Months		12 Months or Longer
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
Securities Available for Sale
Mortgage-backed securities	$409,483	$8,946	$-	$-
U.S. agency securities	18,348	285	-	-
Obligations of states and political subdivisions	300	2	206	1
Total	$428,131	$9,233	$206	$1
Securities Held to Maturity
Mortgage-backed securities	$389,696	$5,482	$-	$-
Obligations of states and political subdivisions	6,187	255	-	-
Corporate debt securities	83,546	1,454	-	-
Total	$479,429	$7,191	$-	$-

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

Substantially all the unrealized losses at March 31, 2011 resulted from increases in market interest rates over the yields available at the time the underlying securities were purchased.  Management identified no impairment related to credit quality.  In all cases, the indicated impairment would be recovered by the security’s maturity or repricing date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market.  At March 31, 2011, management had both the intent and ability to hold these securities until the market-based impairment is recovered.
The following table shows the amortized cost and estimated fair value of debt securities available for sale and held to maturity grouped by contractual maturity as of March 31, 2011.  Debt securities with scheduled repayments, such as mortgage-backed securities, are presented in separate totals.  The expected maturity of a security, in particular certain U.S. agency securities and obligations of states and political subdivisions, may differ from its contractual maturity because of the exercise of call options.

	Amortized	Fair
(in thousands)	Cost	Value
Securities Available for Sale
Within one year	$749	$756
One to five years	6,208	6,354
Five to ten years	19,620	19,475
After ten years	-	-
Debt securities with single maturities	26,577	26,585
Mortgage-backed securities	1,897,847	1,933,039
Total debt securities	$1,924,424	$1,959,624
Securities Held to Maturity
Within one year	$15,377	$15,487
One to five years	161,217	161,795
Five to ten years	46,714	48,056
After ten years	19,734	20,217
Debt securities with single maturities	243,042	245,555
Mortgage-backed securities	433,839	429,678
Total debt securities	$676,881	$675,233

Securities with carrying values of $1.17 billion at March 31, 2011 and $1.42 billion at December 31, 2010 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.

NOTE 4
LOANS HELD FOR SALE
Loans held for sale consisted of the following.

	March 31	December 31
(in thousands)	2011	2010
Residential mortgage loans originated for sale	$ 11,780	$ 40,306
Nonperforming loans reclassified as held for sale	57,219	158,045
Total loans held for sale	$68,999	$198,351

Residential mortgage loans originated for sale are carried at the lower of either cost or estimated fair value.  Substantially all of these loans are originated under individual purchase commitments from investors.
During the fourth quarter of 2010, the Bank implemented a strategy to accelerate the disposition of problem assets and, as a result, reclassified approximately $303 million of nonperforming loans as held for sale.  The Bank recorded $139 million of charge-offs in the fourth quarter of 2010 to record these loans at the lower of cost or estimated fair value.  In January 2011, the Company closed on a bulk sale of $83 million in carrying value of nonperforming loans held for sale in addition to various individual sales and other dispositions.  No additional nonperforming loans were reclassified as held for sale during the first quarter of 2011.

NOTE 5
LOANS
The composition of the Company’s loan portfolio follows.

	March 31 December 31
(in thousands)	2011		2010
Commercial & industrial	$2,644,404	38%	$2,789,193	38%
Owner-occupied real estate	1,061,905	15	1,003,162	14
Total commercial & industrial	3,706,309	53	3,792,355	52
Construction, land & land development	879,590	13	945,896	13
Other commercial real estate	1,016,812	14	1,122,950	16
Total commercial real estate	1,896,402	27	2,068,846	29
Residential mortgage	978,793	14	952,847	13
Consumer	411,849	6	420,678	6
Total	$6,993,353	100%	$7,234,726	100%

NOTE 6
CREDIT RISK MANAGEMENT, ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS, AND CREDIT QUALITY INDICATORS

Credit Risk Management
Whitney manages credit risk mainly through adherence to underwriting and loan administration standards established by the Bank’s Credit Policy Committee and through the efforts of the credit administration function to ensure consistent application and monitoring of standards throughout the Company.  Written credit policies define underwriting criteria, concentration guidelines, and lending approval processes that cover individual authority as well as the involvement of senior and regional credit officers and the senior loan committee.  The senior loan committee includes select commercial lending executives, senior officers in Credit Administration, the Chief Credit Officer, the President and the Chief Executive Officer.
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

A summary analysis of changes in the allowance for loan losses by loan portfolio class follows.  Information on loan balances excludes loans reclassified as held for sale (see Note 4).

	Commercial	Commercial	Residential
(in thousands)	& Industrial	Real Estate	Mortgage	Consumer	Unallocated	Total
Three months ended March 31, 2011
Beginning allowance	$73,656	$103,172	$20,833	$14,182	$5,000	$216,843
Provision for credit losses	10,900	(11,617)	4,007	1,710	(5,000)	-
Loans charged off	(4,392)	(6,994)	(3,062)	(1,659)	-	(16,107)
Recoveries	4,308	8,451	415	276	-	13,450
Net (charge-offs) recoveries	(84)	1,457	(2,647)	(1,383)	-	(2,657)
Ending allowance	$84,472	$93,012	$22,193	$14,509	$-	$214,186

Allowance at end of period:
Loans individually evaluated
for impairment	$1,432	$1,162	$905	$-		$3,499
Loans collectively evaluated
for impairment	83,040	91,850	21,288	14,509		210,687

Loans at end of period:
Loans individually evaluated
for impairment	$31,611	$56,985	$9,974	$337		$98,907
Loans collectively evaluated
for impairment	3,674,698	1,839,417	968,819	411,512		6,894,446
Total loans	$3,706,309	$1,896,402	$978,793	$411,849		$6,993,353
Three months ended March 31, 2010
Beginning allowance	$71,971	$113,829	$27,550	$10,321	$-	$223,671
Provision for credit losses	6,617	22,414	4,727	3,542	-	37,300
Loans charged off	(13,136)	(21,218)	(4,129)	(1,504)	-	(39,987)
Recoveries	1,252	1,186	253	215	-	2,906
Net charge-offs	(11,884)	(20,032)	(3,876)	(1,289)	-	(37,081)
Ending allowance	$66,704	$116,211	$28,401	$12,574	$-	$223,890

Allowance at end of period:
Loans individually evaluated
for impairment	$9,352	$33,691	$4,252	$392		$47,687
Loans collectively evaluated
for impairment	57,352	82,520	24,149	12,182		176,203

Loans at end of period:
Loans individually evaluated
for impairment	$60,933	$262,103	$38,606	$1,295		$362,937
Loans collectively evaluated
for impairment	3,877,464	2,433,832	976,376	422,889		7,710,561
Total loans	$3,938,397	$2,695,935	$1,014,982	$424,184		$8,073,498

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
A loan is considered impaired when it is probable that all contractual amounts will not be collected as they come due.  Specific allowances are determined for impaired loans based on the present value of expected future cash flows discounted at the loan’s contractual interest rate, the fair value of the collateral if the loan is collateral dependent, or, when available, the loan’s observable market price.  As an administrative matter, this process is applied only to impaired loans or relationships in excess of $1 million.  The most probable source of repayment for the majority of the Company’s impaired loans at March 31, 2011 and December 31, 2010 was from liquidation of the underlying real estate collateral, and such loans have been deemed to be collateral dependent.
Third-party property appraisals are obtained prior to the origination of loans secured by real estate.  Updated appraisals are obtained when certain events occur, such as the refinancing of the loan, the renewal of the loan or if the credit quality of the loan deteriorates.  Changes in collateral value can affect a loan’s risk rating or its impairment evaluation and thereby impact the allowance for credit losses.  Whitney’s policy is to recognize a loan charge-off promptly when the collection of the loan is sufficiently questionable based on the current assessment of the present and future cash flow potential available to liquidate the debt.  The Bank generally uses a third-party appraisal when assessing collateral value for the purpose of determining the need for and amount of a charge-off.  At foreclosure, a new appraisal is obtained and the foreclosed property is recorded at the new valuation less estimated selling costs.
The type of valuation methodology used to support the value of the collateral is based on property-specific facts and circumstances, including the nature of the real estate and the disposition strategy being employed.  In all cases, an “as-is” value is determined; however, other valuation methodologies may also be used.  For example, “upon completion” value or “upon stabilization” value may be used when a borrower has funds available to complete construction of a project, whereas an “as-is” value would be used for partially developed property for which a borrower has insufficient funds to complete the project.  “As-is” values are generally used for nonperforming and impaired loans.  Retail value may be used for a completed single-family home, but a discounted retail valuation would be used for a multi-lot subdivision with sales extending over a period of time.  Appraisals representing a bulk sale of multiple parcels or condominiums that reflect a discount may be used when individual retail sales are not anticipated in the near term.
While appraisals are obtained annually for problem credits, Whitney monitors factors that can positively or negatively impact property values until updated appraisals are received, such as the date of the last valuation, the volatility of property values in specific markets, changes in the value of similar properties and changes in the characteristics of individual properties.  As property values declined in recent years, especially for real estate serving as collateral for land, land development and construction loans in some of Whitney’s market areas, appraisals have generally been discounted for impairment analysis purposes based on how recently the appraisal was completed.  In determining the discounts applied, Whitney considered market-based information, including actual changes in real property values indicated by new appraisals received on loan collateral and on real property obtained through foreclosure, market intelligence obtained by lending officers and foreclosed property managers and market statistics monitored by credit review personnel.  Appraisals less than six months old were discounted 10%, primarily reflecting estimated selling costs.  A 20% discount was applied to appraisals greater than six months old but less than one year old.  These discounts were consistently applied to properties in Whitney’s Florida and Alabama markets, but were reduced for certain properties in other markets based on property-specific circumstances.
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
	Three Months Ended
	March 31
(in thousands)	2011	2010
Reserve at beginning of period	$1,600	$2,200
Provision for credit losses	-	200
Reserve at end of period	$1,600	$2,400

Credit Quality Statistics

Past Due and Nonaccrual Loans and Loans Individually Evaluated for Impairment
A loan is considered past due or delinquent when a contractual principal or interest payment is not received by the due date.   The following tables provides an aging of past due loans by class of loan as of March 31, 2011 and December 31, 2010.

March 31, 2011	Past Due						Over 90
	30-59	60-89	Over			Total	days and
(in thousands)	days	days	90 days	Total	Current	Loans	accruing
Commercial & industrial	$4,749	$1,919	$9,148	$15,816	$2,628,588	$2,644,404	$2,483
Owner-occupied real estate	3,344	8,983	15,790	28,117	1,033,788	1,061,905	989
Total commercial & industrial	8,093	10,902	24,938	43,933	3,662,376	3,706,309	3,472
Construction, land &
land development	8,382	3,880	25,904	38,166	841,424	879,590	1,049
Other commercial real estate	5,390	5,825	14,832	26,047	990,765	1,016,812	3,613
Total commercial real estate	13,772	9,705	40,736	64,213	1,832,189	1,896,402	4,662
Residential mortgage	15,714	5,750	18,124	39,588	939,205	978,793	883
Consumer	1,244	709	1,610	3,563	408,286	411,849	1,218
Total	$38,823	$27,066	$85,408	$151,297	$6,842,056	$6,993,353	$10,235

December 31, 2010	Past Due						Over 90
	30-59	60-89	Over			Total	days and
(in thousands)	days	days	90 days	Total	Current	Loans	accruing
Commercial & industrial	$4,474	$3,855	$11,079	$19,408	$2,769,785	$2,789,193	$6,210
Owner-occupied real estate	15,225	7,379	11,280	33,884	969,278	1,003,162	1,798
Total commercial & industrial	19,699	11,234	22,359	53,292	3,739,063	3,792,355	8,008
Construction, land &
land development	5,249	2,243	24,326	31,818	914,078	945,896	1,635
Other commercial real estate	12,729	3,792	5,255	21,776	1,101,174	1,122,950	1,016
Total commercial real estate	17,978	6,035	29,581	53,594	2,015,252	2,068,846	2,651
Residential mortgage	14,568	9,342	17,260	41,170	911,677	952,847	1,282
Consumer	2,078	769	2,523	5,370	415,308	420,678	2,342
Total	$54,323	$27,380	$71,723	$153,426	$7,081,300	$7,234,726	$14,283

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
The totals for loans on nonaccrual status by class of loan were as follows.

	March 31	December 31
(in thousands)	2011	2010
Commercial & industrial	$23,299	$20,859
Owner-occupied real estate	24,760	20,533
Total commercial & industrial	48,059	41,392
Construction, land & land development	54,471	42,631
Other commercial real estate	28,606	18,364
Total commercial real estate	83,077	60,995
Residential mortgage	42,147	36,807
Consumer	1,201	1,325
Total nonaccrual loans	$174,484	$140,519

Information on loans individually evaluated for possible impairment loss at March 31, 2011 and December 31, 2010 follows.  Substantially all of the impaired loans summarized below are included in the nonaccrual loan totals presented above.  No interest has been recognized on impaired loans in nonaccrual status.  The recorded investment in impaired loans at March 31, 2011 also included $7.2 million for a loan in accrual status that had been subject to a troubled debt restructuring.  The interest recognized on this loan during the first quarter of 2011 was insignificant.  Overall, the total for restructured troubled loans held for investment was not material at either March 31, 2011 or December 30, 2010.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	with no	with an	Recorded	Related
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance
March 31, 2011
Commercial & industrial	$12,675	$8,176	$4,499	$12,675	$1,432
Owner-occupied real estate	18,936	10,324	8,612	18,936	-
Total commercial & industrial	31,611	18,500	13,111	31,611	1,432
Construction, land &
land development	40,916	30,022	4,909	34,931	473
Other commercial real estate	26,535	19,754	2,300	22,054	689
Total commercial real estate	67,451	49,776	7,209	56,985	1,162
Residential mortgage	10,135	6,225	3,749	9,974	905
Consumer	734	337	-	337	-
Total	$109,931	$74,838	$24,069	$98,907	$3,499
December 31, 2010
Commercial & industrial	$10,027	$9,682	$345	$10,027	$25
Owner-occupied real estate	11,435	9,299	2,136	11,435	128
Total commercial & industrial	21,462	18,981	2,481	21,462	153
Construction, land &
land development	27,112	15,524	6,874	22,398	824
Other commercial real estate	19,735	12,442	1,829	14,271	817
Total commercial real estate	46,847	27,966	8,703	36,669	1,641
Residential mortgage	5,300	4,555	-	4,555	-
Consumer	645	429	-	429	-
Total	$74,254	$51,931	$11,184	$63,115	$1,794

The average recorded investment in loans individually evaluated for impairment loss for the three months ended March 31, 2011 and 2010 was as follows.

	Three Months Ended
	March 31
(in thousands)	2011	2010
Commercial & industrial	$11,351	$29,966
Owner-occupied real estate	15,185	33,840
Total commercial & industrial	26,536	63,806
Construction, land &
land development	28,664	169,567
Other commercial real estate	18,163	81,154
Total commercial real estate	46,827	250,721
Residential mortgage	7,265	38,307
Consumer	383	1,132
Total	$81,011	$353,966

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
The risk rating system is utilized to monitor borrower and portfolio quality trends and provides a basis for aggregating loans to analyze historical losses in calculating the allowance for loan losses.  The rating reflects the level of risk posed by both the borrower’s expected performance and the transaction’s structure.  All C&I and CRE loans are assigned a risk rating at loan inception and renewal, the occurrence of any significant event or at least annually.  A description of the general characteristics of the Company’s risk rating grades is as follows:

•
Pass credits – These ratings range from high quality credits to marginal credits.  High quality credits include loans to borrowers with investment grade corporate debt ratings, loans collateralized by liquid assets and loans with above average credit risk exhibiting debt service coverage well above policy criteria.  Most of the Company’s C&I and CRE loans are rated satisfactory and have acceptable credit quality with debt capacity or debt service coverage that meets policy criteria and covenants and collateral that provide adequate protection from loss.  Marginal credits may exhibit positive debt capacity or debt service coverage that are below loan policy criteria or are subject to fluctuations due to cyclical economic factors.

•
Special Mention credits – This rating is used for loans that have potential weaknesses that may result in loss if uncorrected.  For example, borrowers may be experiencing negative operating trends due to adverse economic or market conditions.  While loans in this category pose a higher risk of default than pass credits, default is not imminent.

•
Classified credits – This category includes substandard, doubtful and loss rated loans.  Substandard loans have well-defined weaknesses that will likely result in loss if not corrected.  Borrowers may have currently unprofitable operations, inadequate debt service coverage, inadequate liquidity or marginal capitalization.  Repayment may depend on collateral or other secondary sources. Full collection of principal and interest for some substandard loans may be in doubt and such loans are placed on nonaccrual status.  Doubtful loans have all the weaknesses inherent in substandard loans and their full collection is highly questionable and improbable.  Loss credits are loans that have been determined to be uncollectible.  Both doubtful and loss loans are placed on nonaccrual status.

The following table summarizes C&I and CRE loans by risk rating at March 31, 2011 and December 31, 2010.

	Commercial &		Owner-occupied		Construction, Land &		Other Commercial
	Industrial		Real Estate		Land Development		Real Estate
	March 31	December 31	March 31	December 31	March 31	December 31	March 31	December 31
(in thousands)	2011	2010	2011	2010	2011	2010	2011	2010
Pass	$2,367,333	$2,510,851	$902,905	$834,587	$549,648	$615,803	$774,024	$869,113
Special Mention	62,528	79,432	13,975	32,211	52,292	57,980	107,521	105,544
Substandard	211,214	196,535	144,324	135,368	276,617	270,340	134,451	148,139
Doubtful	3,329	2,375	701	996	1,033	1,773	816	154
Total	$2,644,404	$2,789,193	$1,061,905	$1,003,162	$879,590	$945,896	$1,016,812	$1,122,950

NOTE 7
DEPOSITS
The composition of deposits was as follows.

	March 31	December 31
(in thousands)	2011	2010
Noninterest-bearing demand deposits	$3,625,043	$3,523,518
Interest-bearing deposits:
NOW account deposits	1,162,885	1,309,738
Money market deposits	1,786,266	1,913,224
Savings deposits	919,526	903,302
Other time deposits	648,847	689,301
Time deposits $100,000 and over	1,039,253	1,064,320
Total interest-bearing deposits	5,556,777	5,879,885
Total deposits	$9,181,820	$9,403,403

Time deposits of $100,000 or more include balances in treasury-management deposit products for commercial and certain other larger deposit customers.  Balances maintained in such products totaled $227 million at March 31, 2011 and $188 million at December 31, 2010.  Most of these deposits mature on a daily basis.

NOTE 8
SHORT-TERM BORROWINGS
Short-term borrowings consisted of the following.

	March 31	December 31
(in thousands)	2011	2010
Securities sold under agreements to repurchase	$445,149	$523,324
Federal funds purchased	16,579	13,968
Treasury Investment Program	6,900	6,200
Total short-term borrowings	$468,628	$543,492

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
From time to time, the Bank uses advances from the Federal Home Loan Bank (FHLB) as an additional source of short-term funds, although no advances were outstanding at March 31, 2011 or December 31, 2010.  FHLB advances are secured by a blanket lien on Bank loans secured by real estate.

NOTE 9
OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
The more significant components of other assets and accrued expenses and other liabilities were as follows.

	March 31	December 31
(in thousands)	2011	2010
Other Assets
Cash surrender value of life insurance	$182,172	$180,329
Net deferred income tax asset	144,112	150,199
Foreclosed assets and surplus property	78,155	87,696
Prepaid FDIC insurance assessments	44,553	49,360
Recoverable income taxes	29,047	55,827
Prepaid pension asset	15,949	14,609
Other prepaid expenses	14,151	10,393
Low-income housing tax credit fund investments	6,192	6,822
Miscellaneous investments, receivables and other assets	45,853	55,795
Total other assets	$560,184	$611,030
Accrued Expenses and Other Liabilities
Accrued taxes and other expenses	$20,504	$30,302
Dividend payable	883	850
Liability for pension benefits	14,549	14,465
Liability for postretirement benefits other than pensions	15,705	15,819
Reserve for losses on unfunded credit commitments	1,600	1,600
Reserve for losses on loan repurchase obligations	250	1,750
Miscellaneous payables, deferred income and other liabilities	23,538	33,471
Total accrued expenses and other liabilities	$77,029	$98,257

See Note 17 for a discussion of the Company’s process for evaluating the realizability of deferred tax assets.  The reserve for losses on mortgage loan repurchase obligations is discussed in Note 15.
Life insurance policies purchased under a bank-owned life insurance program are carried at their cash surrender value, which represents the amount that could be realized as of the reporting date.  Earnings on these policies are reported in noninterest income and are not taxable.
The total for miscellaneous investments, receivables and other assets at March 31, 2011 and December 31, 2010 included approximately $7 million and $17 million, respectively, of investments in auction rate securities (ARS), which are investment grade securities with underlying holdings of municipal securities.  The ARS were purchased at par from brokerage customers to provide a source of liquidity.  Disruptions in the broader credit markets led to failed auctions in the ARS market and a resulting period of illiquidity.  While management believes the ARS will be redeemed at par, the actual timing of redemptions is uncertain.  These investments are carried at their estimated fair values.

NOTE 10
OTHER NONINTEREST INCOME
The components of other noninterest income were as follows.

	Three Months Ended
	March 31
(in thousands)	2011	2010
Investment services income	$1,719	$1,540
Credit-related fees	1,877	1,685
ATM fees	1,184	1,128
Other fees and charges	1,083	1,279
Earnings from bank-owned life insurance program	1,707	1,629
Other operating income	1,348	1,458
Net gains on sales and other revenue from foreclosed assets	2,070	588
Net gains (losses) on disposals of surplus property	(2)	(6)
Total	$10,986	$9,301

NOTE 11
OTHER NONINTEREST EXPENSE
The components of other noninterest expense were as follows.

	Three Months Ended
	March 31
(in thousands)	2011	2010
Security and other outsourced services	$4,915	$4,767
Bank card processing services	1,847	1,540
Advertising and promotion	1,274	1,571
Operating supplies	931	838
Loss on mortgage loan repurchase obligations	-	4,500
Valuation losses on loans held for sale, net gains on sales	(1,504)	-
Miscellaneous operating losses	411	257
Other operating expenses	5,892	5,815
Total	$13,766	$19,288

The loss on mortgage loan repurchase obligations is discussed below in Note 15.

NOTE 12
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
The Company has contributed $2.1 million to the qualified plan in 2011 through the end of the first quarter and, based on currently available information, anticipates making no additional contributions for the remainder of the year.

The components of net periodic pension expense were as follows for the combined qualified and nonqualified plans.

	Three Months Ended
	March 31
(in thousands)	2011	2010
Service cost for benefits in period	$2,182	$1,789
Interest cost on benefit obligation	3,031	3,064
Expected return on plan assets	(4,135)	(3,244)
Amortization of:
Net actuarial loss	704	1,061
Prior service cost	78	80
Net periodic pension expense	$1,860	$2,750

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

Health and Welfare Plans
Whitney has offered health care and life insurance benefit plans for retirees and their eligible dependents.  The Company funds its obligations under these plans as contractual payments come due to health care organizations and insurance companies.  Currently, these plans restrict eligibility for postretirement health benefits to retirees already receiving benefits as of the plan amendments in 2007 and to those active participants who were eligible to receive benefits as of December 31, 2007.  Life insurance benefits are currently only available to employees who retired before December 31, 2007.  The net periodic expense for postretirement benefits was immaterial in both 2011 and 2010.

NOTE 13
SHARE-BASED COMPENSATION
Whitney maintains incentive compensation plans that incorporate share-based compensation.  The plans for both employees and directors have been approved by the Company’s shareholders.  Descriptions of these plans, including the terms of awards and the number of Whitney shares authorized for issuance, were included in Note 16 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  No share-based compensation awards were made during the first quarter of 2011.
The Company recognized share-based compensation expense of $1.2 million ($.8 million after-tax) in the first quarter of 2011 and $1.3 million ($.8 million after-tax) in the first quarter of 2010.

NOTE 14
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is tested for impairment at least annually.  The impairment test compares the estimated fair value of a reporting unit with its net book value.  Whitney has assigned all goodwill to one reporting unit that represents the overall banking operations.  The fair value of the reporting unit is based on valuation techniques that market participants would use in the acquisition of the whole unit, such as estimated discounted cash flows, the quoted market price of Whitney’s common stock including an estimated control premium, and observable average price-to-earnings and price-to-book multiples of our competitors.  No indication of goodwill impairment was identified in the annual assessment as of September 30, 2010 or in an updated assessment as of December 31, 2010.  Additional support for the fair value of the reporting unit was provided by the price indicated in the pending merger with Hancock.

NOTE 15
CONTINGENCIES

Legal Proceedings
The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business.  After reviewing pending and threatened actions with legal counsel, management believes that the ultimate resolution of these actions will not have a material effect on Whitney’s financial condition, results of operations or cash flows.
On January 7, 2011, a purported shareholder of Whitney filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana captioned De LaPouyade v. Whitney Holding Corporation, et al., No. 11-189, naming Whitney and members of Whitney’s board of directors as defendants.  This lawsuit is purportedly brought on behalf of a putative class of Whitney’s common shareholders and seeks a declaration that it is properly maintainable as a class action.  The lawsuit alleges that Whitney’s directors breached their fiduciary duties and/or violated Louisiana state law and that Whitney aided and abetted those alleged breaches of fiduciary duty by, among other things, (a) agreeing to consideration that undervalues Whitney, (b) agreeing to deal protection devices that preclude a fair sales process, (c) engaging in self-dealing, and (d) failing to protect against conflicts of interest. Among other relief, the plaintiff seeks to enjoin the merger.  The parties have reached a settlement in principle.
On February 17, 2011, a complaint in intervention was filed by the Louisiana Municipal Police Employees Retirement System (“MPERS”) in the De LaPouyade case.  The MPERS complaint is substantially identical to and seeks to join in the De LaPouyade complaint.  The parties have reached a settlement in principle.
On February 7, 2011, another putative shareholder class action lawsuit, Realistic Partners v. Whitney Holding Corporation, et al., Case No. 2:11-cv-00256, was filed in the United States District Court for the Eastern District of Louisiana against Whitney, members of Whitney’s board of directors, and Hancock asserting violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty under Louisiana state law, and aiding and abetting breach of fiduciary duty by, among other things, (a) making material misstatements or omissions in the proxy statement, (b) agreeing to consideration that undervalues Whitney, (c) agreeing to deal protection devices that preclude a fair sales process, (d) engaging in self-dealing, and (e) failing to protect against conflicts of interest.  Among other relief, the plaintiff seeks to enjoin the merger.  On February 24, 2011, the plaintiff moved for class certification.  The parties have reached a settlement in principle.

On April 11, 2011, another putative shareholder class action lawsuit, Jane Doe v. Whitney Holding Corporation, et al., Case No. 2:11-cv-00794-ILRL-JCW, was filed in the United States District Court for the Eastern District of Louisiana against Whitney, members of Whitney’s board of directors, and the defendants’ insurance carrier asserting breach of fiduciary duty under Louisiana state law by, among other things, (a) agreeing to consideration that undervalues Whitney, (b) agreeing to deal protection devices that preclude a fair sales process, (c) engaging in self-dealing, and (d) failing to protect against conflicts of interest.  Among other relief, the plaintiff seeks to enjoin the merger.  On April 20, 2011, this case was consolidated with the Realistic Partners case.  The parties have reached a settlement in principle.

Reserve for Losses on Mortgage Loan Repurchase Obligations
During 2010, the Company established a $4.5 million reserve for estimated losses on mortgage loan repurchase obligations associated with certain loans that were originated and sold by an acquired entity.  The Bank has received repurchase demands from investors claiming loan defects that are covered by the standard representations and warranties in mortgage loan sale contracts executed by the acquired entity before the date of the acquisition.  In determining the loss reserve estimate, management investigated the investor claims and the nature and cause of the underlying defects and evaluated the potential for additional claims associated with the loan origination and sale activities of the acquired entity.  The Bank has made payments totaling $4.2 million with respect to investor claims through March 31, 2011, leaving an estimated loss reserve of $.3 million at that date. The Bank has incurred no losses stemming from the representations and warranties it makes in its own secondary mortgage market operations and historically has not maintained a loss reserve for repurchase obligations.
The reserve for losses on mortgage loan repurchase obligations is reported with accrued expenses and other liabilities in the consolidated balance sheets and the corresponding expense is reported with other noninterest expense in the consolidated income statements.

Indemnification Obligation
In 2007, Visa completed restructuring transactions that modified the obligation of members of Visa USA, including Whitney, to indemnify Visa against pending and possible settlements of certain litigation matters.  In 2008, Visa completed an initial public offering of its shares and used the proceeds to redeem a portion of Visa USA members’ equity interests and to establish an escrow account that will fund any settlement of the members’ obligations under the indemnification agreement.  Visa has made additional cash contributions to the escrow account subsequent to the initial funding.  Although the Company remains obligated to indemnify Visa for losses in connection with certain litigation matters whose claims exceed amounts set aside in the escrow account, Whitney’s interest in the escrow balance approximates management’s current estimate of the value of the Company’s indemnification obligation.  The amount of offering proceeds and other cash contributions to the escrow account for litigation settlements will reduce the number of shares of Visa stock to which Whitney will ultimately be entitled as a result of the restructuring.

NOTE 16
SHAREHOLDERS’ EQUITY AND REGULATORY MATTERS

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
Whitney may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all accrued cumulative preferred dividends that are due to Treasury.  For three years from the preferred stock issue date, or until December 19, 2011, the Company also may not increase its common stock dividend rate above a quarterly rate of $.31 per share or repurchase its common shares without Treasury’s consent, unless Treasury has transferred all the preferred shares to third parties or the preferred stock has been redeemed.
Upon consummation of the merger with Hancock, the outstanding warrant issued to the Treasury would be converted into a warrant to purchase Hancock common stock, subject to appropriate adjustments to reflect the merger exchange ratio of .418.

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

Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.  As a result of operating losses during the difficult operating environment in recent years, the Bank has committed to its primary regulator that it will maintain higher capital ratios with a leverage of at least 8%, a Tier 1 regulatory capital ratio of at least 9%, and a total capital ratio of at least 12%.  As of March 31, 2011, the Bank’s regulatory capital ratios exceeded the requisite capital levels to both satisfy these target minimums and to be eligible to be classified as well-capitalized, with a leverage ratio of 8.65%, a Tier 1 capital ratio of 11.30% and a total capital ratio of 14.35%.
Bank holding companies must also have at least a 6% Tier 1 capital ratio and a 10% total capital ratio to be considered well-capitalized for various regulatory purposes, and the Company satisfied these criteria at March 31, 2011.  As noted above, the capital that was raised through the issuance of preferred stock to Treasury as part of TARP qualifies as Tier 1 regulatory capital and was used in calculating all of the Company’s regulatory capital ratios.

Regulatory Restrictions on Dividends
At March 31, 2011, the Company had approximately $48 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and for other corporate purposes, including making additional capital contributions to the Bank.
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
Dividends received from the Bank have been the primary source of funds available to the Company for the declaration and payment of dividends to Whitney’s shareholders, both common and preferred.  There are various regulatory and statutory provisions that limit the amount of dividends that the Bank can distribute to the Company.  Because of recent losses in 2010 and 2009, the Bank currently has no capacity to declare dividends to the Company without prior regulatory approval.

NOTE 17
INCOME TAXES
The Company provided for income tax expense at an effective rate of 22.7% for the first quarter of 2011.  For the first quarter of 2010, the Company provided an income tax benefit on the pre-tax loss in that period at an effective rate of 49.1%.  Whitney’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt interest income and the availability of tax credits.  Interest income from the financing of state and local governments and earnings from the bank-owned life insurance program are the major components of tax-exempt income.  The main source of tax credits has been investments in affordable housing projects and in projects that primarily benefit low-income communities or help the recovery and redevelopment of communities in the Gulf Opportunity Zone.  Tax-exempt income and tax credits tend to increase the effective tax benefit rate from the statutory rate in loss periods and to reduce the effective tax expense rate in profitable periods.  The impact on the effective rate becomes more pronounced as the pre-tax income or loss becomes smaller, leading to lower expense rates and higher tax benefit rates.
As of March 31, 2011, Whitney had $144 million in net deferred tax assets.  Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Although Whitney generated taxable income in the first quarter of 2011, it still had a three-year cumulative taxable loss as of March 31, 2011 and had net operating loss and tax credit carry forwards. This is considered significant negative evidence when assessing the potential realization of a deferred tax asset.  Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on the Company’s strong historical taxable income, the taxable income generated in the first quarter of 2011 and the current forecast of taxable income that is sufficient to realize the net deferred tax assets during periods through which losses may be carried forward.  The amount of future taxable income required to support the deferred tax asset in the carry forward period, which is currently 19 years, is approximately $495 million.  If Whitney is unable to demonstrate that it can continue to generate sufficient taxable income in the near future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance against its deferred tax assets with a corresponding increase in income tax expense.

NOTE 18
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

		Three Months Ended
		March 31
(dollars in thousands, except per share data)		2011	2010
Numerator:
Net income (loss)		$17,155	$(6,280)
Preferred stock dividends		4,067	4,067
Net income (loss) to common shareholders		13,088	(10,347)
Net income allocated to participating securities – basic and diluted		169	-
Net income (loss) allocated to common shareholders – basic and diluted	A	$12,919	$(10,347)
Denominator:
Weighted-average common shares – basic	B	96,728,115	96,534,425
Dilutive potential common shares		-	-
Weighted-average common shares – diluted	C	96,728,115	96,534,425
Earnings (loss) per common share:
Basic	A/B	$.13	$(.11)
Diluted	A/C	.13	(.11)
Weighted-average anti-dilutive potential common shares:
Stock options and restricted stock units		1,855,171	2,114,838
Warrants		2,631,579	2,631,579

NOTE 19
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

The Bank issues standby letters of credit primarily to provide credit enhancement to its customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.  Over 90% of the letters of credit outstanding at March 31, 2011 were rated as having average or better credit risk under the Bank’s credit risk rating guidelines.  Approximately half of the total obligations under standby letters of credit outstanding at March 31, 2011 have a term of one year or less.
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
A summary of off-balance-sheet financial instruments follows.

	March 31	December 31
(in thousands)	2011	2010
Loan commitments – revolving	$2,296,687	$2,418,612
Loan commitments – nonrevolving	248,472	229,094
Credit card and personal credit lines	608,800	585,438
Standby and other letters of credit	321,172	336,226

Derivative Financial Instruments
The Bank offers interest rate swap agreements to commercial banking customers seeking to manage their interest rate risk.  For each customer swap agreement, the Bank has entered into an offsetting agreement with an unrelated financial institution.  These derivative financial instruments are carried at fair value, with changes in fair value recorded in current period earnings.  The aggregate notional amounts of both customer interest rate swap agreements and the offsetting agreements were each $168 million at March 31, 2011 and each $146 million at December 31, 2010.  The fair value of these derivatives and the credit risk exposure to the Bank were immaterial at March 31, 2011 and December 31, 2010.

NOTE 20
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

The material assets or liabilities measured at fair value by Whitney on a recurring basis are summarized below.  Mortgage-backed securities are issued or guaranteed by U.S. government agencies and substantially all are backed by residential mortgages.  Nonmarketable equity securities (Federal Reserve Bank and Federal Home Loan Bank stock) that are carried at cost are not included below.  These equity securities totaled $49 million at March 31, 2011 and $45 million at December 31, 2010.  The Level 2 fair value measurement shown below was obtained from a third-party pricing service that uses industry-standard pricing models.  Substantially all the model inputs are observable in the marketplace or can be supported by observable data.

	Fair Value Measurement Using
(in millions)	Level 1	Level 2	Level 3
March 31, 2011
Investment securities available for sale:
Mortgage-backed securities	-	$1,933	-
U. S. agency securities	-	18	-
Other debt securities	-	8	-
Derivative financial instruments – assets	-	3	-
Derivative financial instruments – liabilities	-	3	-
December 31, 2010
Investment securities available for sale:
Mortgage-backed securities	-	$1,896	-
U. S. agency securities	-	18	-
Other debt securities	-	9	-
Derivative financial instruments – assets	-	4	-
Derivative financial instruments – liabilities	-	4	-

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
Certain assets and liabilities may be measured at fair value on a nonrecurring basis; that is, the instruments are not measured and reported at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances.  To measure the extent to which a loan is impaired, the relevant accounting principles permit or require the Company to compare the recorded investment in the impaired loans to the fair value of the underlying collateral in certain circumstances.   The fair value measurement process uses independent appraisals and other market-based information, but in many cases it also requires significant input based on management’s knowledge of and judgment about current market conditions, specific issues relating to the collateral, and other matters.  As a result, substantially all of these fair value measurements fall within Level 3 of the hierarchy discussed above.  The net carrying value of impaired loans which reflected a nonrecurring fair value measurement totaled $34 million at March 31, 2011 and $53 million at December 31, 2010.  The portion of the allowance for loan losses allocated to these loans totaled $2 million at March 31, 2011 and $1 million at year-end 2010.  The valuation allowance on impaired loans and charge-offs factor into the determination of the provision for credit losses.
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
The estimated fair values of the Company’s financial instruments follow.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
ASSETS:
Cash and short-term investments	$697	$697	$656	$656
Investment securities available for sale (a)	1,960	1,960	1,923	1,923
Investment securities held to maturity	677	675	641	638
Loans held for sale	69	69	198	199
Loans, net	6,779	6,614	7,018	6,835
Derivative financial instruments	3	3	4	4
LIABILITIES:
Deposits	9,182	9,190	9,403	9,414
Short-term borrowings	469	469	543	543
Long-term debt	220	221	220	214
Derivative financial instruments	3	3	4	4
(a) Excludes nonmarketable equity securities carried at cost.

NOTE 21
ACCOUNTING STANDARDS DEVELOPMENTS
In July 2010, the FASB amended its guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.  This guidance adds to the existing disclosure of credit quality indicators and requires that disclosures about credit quality and the allowance for credit losses be disaggregated by portfolio segment and, in certain cases, by class of financing receivable.  A portfolio segment is the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and a class of financing receivable is generally a subset of a portfolio segment.  Amended disclosures of end-of-period information were effective for the year ended December 31, 2010, while other activity-based disclosures are effective for the Company’s 2011 fiscal year (see Note 6).

WHITNEY HOLDING CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Unaudited)
	2011	2010
(dollars in thousands, except per share data)	First Quarter	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
QUARTER-END BALANCE SHEET DATA
Total assets	$11,496,074	$11,798,779		$11,517,194		$11,416,761		$11,580,806
Earning assets	10,180,576	10,488,071		10,246,178		10,214,267		10,395,252
Loans	6,993,353	7,234,726		7,733,932		7,979,371		8,073,498
Investment securities	2,685,792	2,609,602		2,297,338		2,076,313		2,042,307
Noninterest-bearing deposits	3,625,043	3,523,518		3,245,123		3,229,244		3,298,095
Total deposits	9,181,820	9,403,403		8,865,916		8,819,051		8,961,957
Shareholders' equity	1,538,613	1,524,334		1,638,661		1,674,166		1,676,240
AVERAGE BALANCE SHEET DATA
Total assets	$11,585,440	$11,774,859		$11,563,331		$11,503,150		$11,656,777
Earning assets	10,237,174	10,481,277		10,331,541		10,314,161		10,482,211
Loans	7,130,806	7,638,375		7,881,160		8,051,668		8,210,283
Investment securities	2,672,697	2,344,312		2,115,549		2,021,359		2,008,095
Noninterest-bearing deposits	3,519,240	3,354,893		3,224,881		3,255,019		3,260,794
Total deposits	9,200,238	9,078,371		8,884,439		8,895,731		9,026,703
Shareholders' equity	1,529,831	1,649,829		1,670,244		1,676,468		1,684,537
INCOME STATEMENT DATA
Interest income	$109,565	$116,154		$117,033		$119,011		$120,811
Interest expense	9,693	12,053		12,787		13,142		14,182
Net interest income	99,872	104,101		104,246		105,869		106,629
Net interest income (TE)	100,868	105,166		105,186		106,810		107,584
Provision for credit losses	-	148,500		70,000		59,000		37,500
Noninterest income	30,438	31,847		28,651		31,761		28,247
Net securities gains in noninterest income	-	-		-		-		-
Noninterest expense	108,128	130,358		113,118		110,147		109,706
Net income (loss)	17,155	(88,489)		(29,004)		(17,993)		(6,280)
Net income (loss) to common shareholders	13,088	(92,556)		(33,071)		(22,060)		(10,347)
KEY RATIOS
Return on average assets	.60%	(2.98	) %	(1.00	) %	(.63	) %	(.22	) %
Return on average common shareholders' equity	4.30	(27.13)		(9.55)		(6.41)		(3.02)
Net interest margin	3.98	3.99		4.05		4.15		4.15
Average loans to average deposits	77.51	84.14		88.71		90.51		90.96
Efficiency ratio	82.35	95.14		84.52		79.49		80.77
Annualized expense to average assets	3.73	4.43		3.91		3.83		3.76
Allowance for loan losses to loans	3.06	3.00		2.89		2.88		2.77
Annualized net charge-offs to average loans	.15	8.14		3.89		2.65		1.81
Nonperforming assets to loans (including
nonaccrual loans held for sale) plus foreclosed
assets and surplus property	4.45	5.16		6.64		6.73		6.12
Average shareholders' equity to average assets	13.20	14.01		14.44		14.57		14.45
Tangible common equity to tangible assets	7.22	6.90		8.10		8.49		8.38
Leverage ratio	9.09	8.69		10.09		10.48		10.61
COMMON SHARE DATA
Earnings (loss) per share
Basic	$.13	$(.96)		$(.34)		$(.23)		$(.11)
Diluted	.13	(.96)		(.34)		(.23)		(.11)
Cash dividends per share	$.01	$.01		$.01		$.01		$.01
Book value per share	$12.85	$12.71		$13.89		$14.29		$14.32
Tangible book value per share	$8.26	$8.11		$9.28		$9.65		$9.67
Trading data
High sales price	$14.50	$14.43		$10.04		$15.29		$14.53
Low sales price	12.47	7.84		7.04		9.25		9.05
End-of-period closing price	13.62	14.15		8.17		9.25		13.79
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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Whitney Holding Corporation (the Company or Whitney) and its subsidiaries from December 31, 2010 to March 31, 2011 and on their results of operations during the first quarters of 2011 and 2010.  Nearly all of the Company’s operations are contained in its banking subsidiary, Whitney National Bank (the Bank).  This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the consolidated financial statements and related notes appearing in Item 1.  This discussion and analysis should be read in conjunction with the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2010.

OVERVIEW OF RECENT DEVELOPMENTS
Whitney recorded net income of $17.2 million for the first quarter of 2011, compared to net losses of $88.5 million and $6.3 million, respectively, in the fourth and first quarters of 2010.  Including dividends on preferred stock, net income to common shareholders was $13.1 million, or $.13 per diluted common share, for the first quarter of 2011.  This compares to losses of $92.6 million, or $.96 per diluted share, in the fourth quarter of 2010 and $10.3 million, or $.11 per diluted share, in 2010’s first quarter.

Proposed Merger with Hancock Holding Company
On December 22, 2010, Whitney and Hancock Holding Company (Hancock) announced a strategic business combination in which Whitney will merge with and into Hancock.  The combined company, which will retain the Hancock name but utilize the Whitney name throughout Louisiana and Texas, will have approximately $20 billion in assets and will operate 305 branches across the Gulf South and one foreign branch office on Grand Cayman in the British West Indies.  If the merger is completed, holders of Whitney common stock will receive .418 of a share of Hancock common stock in exchange for each share of Whitney common stock held immediately prior to the merger, subject to the payment of cash in lieu of fractional shares.  On April 29, 2011, the shareholders of both Whitney and Hancock voted to approve the merger agreement.  Consummation of the merger is contingent upon regulatory approvals and other closing conditions.

Loans and Earning Assets
Total loans at the end of the first quarter of 2011 were down $241million, or 3%, from December 31, 2010, with reductions in all of the Bank’s geographic regions and most portfolio segments.  This linked-quarter decline included $16.1 million in charge-offs and approximately $5.5 million in foreclosures.  The remaining decrease reflected payoffs and repayments, including some larger oil and gas credits, several commercial real estate credits in Louisiana, Alabama and Texas and certain commercial and industrial customers with seasonal borrowing patterns.  Overall demand for credit remained limited during the first quarter of 2011.
In the fourth quarter of 2010, Whitney reclassified $303 million of problem loans as held for sale and recognized charge-offs of $139 million to record these loans at the lower of their cost or fair value.  Over half of the loans reclassified were real-estate related credits from Whitney’s Florida markets where the Bank has experienced its most significant credit losses in recent years.

The reclassification had a direct impact of approximately $112 million on the Company’s provision for loan losses for the fourth quarter of 2010 reflecting the cost associated with aggressively dealing with problem credits through bulk sale transactions versus individual problem credit resolutions.  The carrying value of these loans at December 31, 2010 was $158 million.  In the first quarter of 2011, Whitney sold approximately $95 million in carrying value of nonperforming loans held for sale, including the previously announced $83 million bulk sale completed in January 2011.
Average loans for the first quarter of 2011 decreased $508 million, or 7%, compared to the fourth quarter of 2010, reflecting in part a full quarter’s impact of the reclassification of problem loans as held for sale toward the end of 2010.  Average earning assets were down $244 million, or 2%, from the fourth quarter of 2010.

Deposits and Funding
Average deposits in the first quarter of 2011 were up $122 million, or 1%, from the fourth quarter of 2010.  Total deposits at March 31, 2011 were down $222 million, or 2%, compared to December 31, 2010.  Deposits at year-end 2010 included seasonal public funds and year-end deposits of certain commercial relationships.  Average and period-end noninterest-bearing demand deposits increased 5% and 3%, respectively, compared to the fourth quarter of 2010.  These demand deposits comprised 38% of total average deposits and funded 34% of average earning assets for the first quarter of 2011.  The percentage of funding from all noninterest-bearing sources totaled 37% for the period.

Net Interest Income
Net interest income (TE) for the first quarter of 2011 decreased $4.3 million, or 4%, from the fourth quarter of 2010, with fewer days in the current period accounting for approximately $1.6 million of the decrease.  Average earning assets decreased 2% linked-quarter, while the net interest margin (TE) was basically stable, declining only one basis point to 3.98%.  The stability of the margin reflected a continued unfavorable shift in the mix of earning assets and decline in investment portfolio yields, offset by a favorable shift in funding sources, further reductions in deposit rates and a decrease in nonaccrual loans included in earning asset totals.

Provision for Credit Losses and Credit Quality
During the first quarter of 2011, Whitney recovered $5.8 million on a charge-off related to Hurricane Katrina taken in 2006.  Based on its current assessment of the impact of the BP oil spill on the Company’s loan customers in the first quarter of 2011, management reversed the $5.0 million allowance established in the second quarter of 2010 to cover estimated losses from this event.  The level of classified loans remained elevated at March 31, 2011, although the current portfolio of classified loans reflects more the normal stress  associated with a slow recovery from a prolonged period of economic weakness rather than the impact of the severe real estate issues that persist in Florida and certain other areas of Whitney’s markets. As noted earlier, a large portion of the nonperforming loan portfolio was reclassified as held for sale with significant charge-offs during the fourth quarter of 2010.  These loans consisted primarily of the type of real estate-related credits from certain Whitney market areas that have been the main driver of the provision for loan losses over the past two years.  These actions, the Hurricane Katrina loss recovery, the reversal of the BP oil spill loss allowance and the current composition of classified loans are all reflected in management’s evaluation of the adequacy of the allowance for credit losses and the decision to make no provision for credit losses in the first quarter of 2011.  Whitney provided $148.5 million for credit losses in the fourth quarter of 2010.  As noted earlier, the majority of the fourth quarter’s provision, $112 million, reflected the impact of the reclassification of problem loans as held for sale.

Noninterest Income
Noninterest income for the first quarter of 2011 decreased 4%, or $1.4 million, from the fourth quarter of 2010.  Certain recurring sources of income showed seasonal declines in the first quarter of 2011.  Secondary mortgage market income was down $1.4 million on lower production related in part to less refinancing activity compared to prior periods.

Noninterest Expense
Total noninterest expense for the first quarter of 2011 was down $22.2 million from the fourth quarter of 2010.  Expenses associated with the pending merger with Hancock totaled $1.2 million in the first quarter of 2011 and $4.1 million in the fourth quarter of 2010.  Loan collection costs, together with foreclosed management expenses, provisions for valuation losses on foreclosed assets and legal fees associated with problem credits totaled $8.8 million in the first quarter of 2011, down $11.7 million from the fourth quarter of 2010.  As previously disclosed, problem resolution expenses were expected to be lower as the Company disposed of the problem loans held for sale.  Legal and professional fees, excluding those associated with problem credits, declined $1.7 million, related mainly to costs associated with Whitney’s major technology project which has been suspended in anticipation of the merger with Hancock.  Training expenses related to the technology project were down approximately $1.0 million from the fourth quarter of 2010.

Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law in July 2010.  This legislation represents a significant overhaul of many aspects of the regulation of the financial services industry.  The Dodd-Frank Act addresses a number of issues including capital requirements, compliance and risk-management, debit card overdraft fees, healthcare, incentive compensation, expanded disclosures and corporate governance.  The Dodd-Frank Act also established a new, independent Consumer Financial Protection Bureau which has broad rulemaking, supervisory and enforcement authority over consumer financial products, including deposit products, residential mortgages, home-equity loans and credit cards. The Dodd-Frank Act directs applicable regulatory authorities to promulgate a large number of regulations implementing its provisions, and its effect on Whitney and on the financial services industry as a whole will be clarified as those regulations are issued.

FINANCIAL CONDITION

LOANS, CREDIT RISK MANAGEMENT, AND ALLOWANCE AND RESERVE FOR CREDIT LOSSES

Loan Portfolio Developments
Total loans at the end of the first quarter of 2011 were down $241million, or 3%, from December 31, 2010, with reductions in all of the Bank’s geographic regions and most portfolio segments. Whitney continues to seek and has funded new credit relationships and is renewing existing ones, but the level of overall demand has been insufficient to cover repayments and maturities along with charge-offs and other problem loan resolutions.  In light of the slow pace of recovery from the recent deep recession, management believes there will be little, if any, improvement in this situation until the economy begins a solid recovery.
Table 1 shows loan balances by type of loan at March 31, 2011 and at the end of the four prior quarters.  Table 2 distributes the loan portfolio as of March 31, 2011 by the geographic region from which the loans are serviced.  The following discussion provides a brief overview of the composition of the different portfolio sectors and the customers served in each, as well as recent changes.

TABLE 1. LOANS OUTSTANDING BY TYPE
	2011	2010
	March	December	September	June	March
(in millions)	31	31	30	30	31
Commercial & industrial	$2,644	$2,789	$2,846	$2,895	$2,869
Owner-occupied real estate	1,062	1,003	1,070	1,053	1,069
Total commercial & industrial	3,706	3,792	3,916	3,948	3,938
Construction, land & land development	879	946	1,175	1,396	1,479
Other commercial real estate	1,017	1,123	1,223	1,197	1,217
Total commercial real estate	1,896	2,069	2,398	2,593	2,696
Residential mortgage	979	953	994	1,007	1,015
Consumer	412	421	426	431	424
Total loans	$6,993	$7,235	$7,734	$7,979	$8,073

The portfolio of C&I loans, including real estate loans secured by properties used in the borrower’s business, decreased $86 million, or 2%, between year-end 2010 and March 31, 2011.  C&I loans outstanding to oil and gas (O&G) industry customers declined approximately $67 million during the first quarter of 2011.  There were also repayments on some seasonal C&I credits during the first quarter of 2011 totaling approximately $24 million.  C&I charge-offs totaled $4 million for the period.  In addition to the O&G industry, the C&I portfolio is diversified over a range of industries, including wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, hospitality, financial services and professional services.
The O&G portfolio represented approximately 9%, or $645 million, of total loans at March 31, 2011, down from 10% at year-end 2010.  The majority of Whitney’s customer base in this industry provides transportation and other services and products to support exploration and production activities.  Loans outstanding to the exploration and production sector comprised approximately 34% of the O&G portfolio at March 31, 2011, with the portfolio fairly evenly divided between natural gas and crude oil production based on measures of collateral support.

Whitney management and bankers continue to review O&G credits and talk to both customers and industry experts to assess the current and potential impact on the Bank’s O&G customer base from the regulatory and legislative responses to the 2010 oil spill in the Gulf of Mexico.
Outstanding balances under participations in larger shared-credit loan commitments totaled $527 million at the end of 2011’s first quarter, compared to $509 million outstanding at year-end 2010.  The total at March 31, 2011 included approximately $148 million related to the O&G industry, which was down $11 million from the end of 2010.  Substantially all of the shared credits are with customers operating in Whitney’s market area.

TABLE 2. GEOGRAPHIC DISTRIBUTION OF LOAN PORTFOLIO AT MARCH 31, 2011
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Commercial & industrial	$1,930	$382	$124	$208	$2,644	38%
Owner-occupied real estate	681	125	174	82	1,062	15
Total commercial & industrial	2,611	507	298	290	3,706	53
Construction, land & land development	295	312	157	115	879	13
Other commercial real estate	552	120	219	126	1,017	14
Total commercial real estate	847	432	376	241	1,896	27
Residential mortgage	530	167	160	122	979	14
Consumer	282	25	64	41	412	6
Total	$4,270	$1,131	$898	$694	$6,993	100%
Percent of total	61%	16%	13%	10%	100%

The commercial real estate (CRE) portfolio includes loans for construction and land development and investment (C&D), both commercial and residential, and other real estate loans secured by income-producing properties. The CRE portfolio decreased $173 million, or 8%, during the first quarter of 2011.  Approximately $75 million of CRE loans were transferred to the C&I portfolio during the first quarter of 2011 following the completion of construction on properties used by C&I customers and the reclassification of real estate loans to customers in certain industries. The remaining decrease reflected payoffs from the refinancing of recently completed construction projects, other scheduled repayments on both project and permanent CRE loans and approximately $9 million of charge-offs and foreclosures.  Project financing is an important component of the CRE portfolio sector, and sector growth is impacted by the availability of new projects as well as the anticipated refinancing of seasoned income properties in the secondary market and payments on residential development loans as inventory is sold.  Management expects that current economic conditions and uncertainty will limit the availability of new creditworthy CRE projects throughout Whitney’s market area over the near term.

Tables 3 and 4 show the composition of certain components of the CRE portfolio by property type and the region from which the loans are serviced.

TABLE 3. CONSTRUCTION, LAND & LAND DEVELOPMENT LOANS AT MARCH 31, 2011
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Residential construction	$61	$47	$24	$11	$143	16%
Land & lots:
Residential	96	13	53	36	198	23
Commercial	82	87	35	40	244	28
Retail	15	86	2	4	107	12
Multifamily	1	51	-	-	52	6
Office buildings	4	6	17	1	28	3
Industrial/warehouse	14	3	2	2	21	2
Hotel/motel	-	-	15	-	15	2
Other (a)	22	19	9	21	71	8
Total	$295	$312	$157	$115	$879	100%
Percent of total	34%	35%	18%	13%	100%
(a) Includes agricultural land.

TABLE 4. OTHER COMMERCIAL REAL ESTATE LOANS AT MARCH 31, 2011
				Alabama/		Percent
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	of total
Retail	$199	$66	$62	$30	$357	35%
Multifamily	66	14	19	42	141	14
Office buildings	109	24	51	20	204	20
Industrial/warehouse	62	11	29	10	112	11
Hotel/motel	97	3	43	20	163	16
Other	19	2	15	4	40	4
Total	$552	$120	$219	$126	$1,017	100%
Percent of total	54%	12%	22%	12%	100%

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
Whitney's credit risk management process and the methodology it uses to determine the allowance for credit losses are described in Note 6 to the consolidated financial statements located in Item 1 of this quarterly report on Form 10-Q,

Credit Quality Statistics and Components of Credit Loss Allowance and Reserve
Classified loans are those identified through the Company’s credit risk-rating process as having a well-defined weakness that would likely lead to a default if not corrected as well as those loans with a high probability of loss that have not yet been charged off due to specific pending events. Classified loans totaled $878 million at March 31, 2011.  This represented an increase of $18 million from December 31, 2010.  Table 5 shows the composition of classified loans at March 31, 2011, distributed by the geographic region from which the loans are serviced.  Loans held for sale are not included in these totals.

TABLE 5. CLASSIFIED LOANS AT MARCH 31, 2011
						Percent of
				Alabama/		loan category
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	total
Commercial & industrial	$108	$64	$8	$35	$215	8%
Owner-user real estate	63	25	28	29	145	14%
Total commercial & industrial	171	89	36	64	360	10%
Construction land & land development	47	144	56	31	278	32%
Other commercial real estate	38	28	40	29	135	13%
Total commercial real estate	85	172	96	60	413	22%
Residential mortgage	43	13	27	13	96	10%
Consumer	2	1	5	1	9	2%
Total	$301	$275	$164	$138	$878	13%
Percent of regional loan total	7%	24%	18%	20%	13%

Classified C&I relationships, including associated real estate loans, totaled $360 million at March 31, 2011, or 10% of the total C&I portfolio.  This represented a net increase of $25 million from year-end 2010 concentrated largely in Whitney’s Louisiana markets.  Approximately $48 million, or 1%, of the total C&I portfolio was considered nonperforming at March 31, 2011, up $7 million from December 31, 2010.  Over half of the nonperforming C&I credits were from Whitney’s Louisiana markets. Classified C&I loans outstanding to O&G industry customers totaled approximately $50 million at March 31, 2011, or 8% of the outstanding O&G industry portfolio.  No O&G relationships had been classified at March 31, 2011 as a result of the 2010 oil spill and no significant O&G relationship was considered to be nonperforming at that date.  Overall there were no significant industry concentrations within the totals for classified C&I loans at March 31, 2011.

Tables 6 and 7 show the composition of certain components of the classified CRE portfolio by property type and the region from which the loans are serviced.

TABLE 6. CLASSIFIED CONSTRUCTION, LAND & LAND DEVELOPMENT
LOANS AT MARCH 31, 2011
						Percent of
				Alabama/		loan category
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	total
Residential construction	$4	$4	$5	$1	$14	10%
Land & lots:
Residential	17	4	25	11	57	29
Commercial	20	60	13	4	97	40
Retail	-	39	-	-	39	36
Multifamily	-	23	-	-	23	44
Office buildings	-	-	12	-	12	43
Other (a)	6	14	1	15	36	51
Total	$47	$144	$56	$31	$278	32%
Percent of regional loan category total	16%	46%	36%	27%	32%
(a) Includes agricultural land.

The total for classified C&D loans of $278 million at March 31, 2011 was up $6 million from December 31, 2010. Whitney’s Alabama/Mississippi markets saw a net increase of $15 million in classified C&D loans during the first quarter of 2011, reflecting mainly increased concern over one borrower in the timber industry. Classified C&D loans serviced from Whitney’s Texas market decreased a net $16 million reflecting additional repayments or full payoffs on a number of development loans.  The Texas classified total represented 46% of total C&D loans in this market at March 31, 2011.  General economic and credit market conditions delayed the successful completion of retail, apartment, condominium and various other income-producing CRE projects, which stretched the financial capacity of the developers.  Whitney bankers have worked proactively with these borrowers, many of whom are seasoned developers, to identify and develop strategies to deal with these difficult conditions, and management believes most of the underlying projects remain viable.  Charge-offs on C&D loans from the Texas market totaled less than $1 million for the first quarter of 2011. Nonperforming C&D loans totaled $54 million at March 31, 2011, of which $17 million was from Texas and $16 million from Florida markets.

TABLE 7. CLASSIFIED OTHER COMMERCIAL REAL ESTATE LOANS AT MARCH 31, 2011
						Percent of
				Alabama/		loan category
(dollars in millions)	Louisiana	Texas	Florida	Mississippi	Total	total
Retail	$5	$18	$5	$7	$35	10%
Multifamily	11	-	3	20	34	24
Office buildings	11	7	11	1	30	15
Industrial/warehouse	6	-	10	1	17	15
Hotel/motel	3	3	7	-	13	8
Other	2	-	4	-	6	15
Total	$38	$28	$40	$29	$135	13%
Percent of regional loan category total	7%	23%	18%	23%	13%

Classified other CRE loans on income-producing properties declined $13 million, net, during the first quarter of 2011. As was the case with the C&D portfolio, Whitney’s Texas market saw a net decrease of $21 million in classified other CRE loans during the first quarter of 2011 that was driven mainly by full payoffs on term loans on recently completed development projects.  Florida markets saw a net increase of $15 million in classified other CRE loans during 2011’s first quarter that involved various leased office and industrial facilities and hotels, including some seasoned properties impacted by the sustained difficult economic environment in this region. Nonperforming loans on income-producing CRE totaled $29 million at March 31, 2011, with most in the Louisiana and Florida markets.  Management continues to closely monitor the extent to which the slow economic recovery out of the recent deep recession is impacting CRE loan customers in all of Whitney’s markets.
Included in the total of classified loans at March 31, 2011 was $174 million of nonaccrual loans held for investment, which is up a net $34 million from year-end 2010, mainly in Whitney’s Louisiana market. The Louisiana market accounted for $80 million of nonperforming loans held for investment at March 31, 2011, with another $43 million from Florida, $27 million from Texas and $24 million from Alabama/Mississippi. The earlier discussion of classified loans includes some additional details on the composition of nonperforming assets at March 31, 2011.  Table 8 provides information on nonaccrual loans and other nonperforming assets at March 31, 2011 and at the end of the previous four quarters. Nonaccrual loans held for investment and restructured accruing loans encompass all loans that are evaluated separately for impairment. Nonperforming loans held for investment at March 31, 2011 included $55 million of loans on which losses had been recognized through charges against the allowance for loan losses.  The charge-offs recognized totaled $29 million, which represented 34% of the remaining contractual principal on these loans at March 31, 2011.  The allowance for loan losses at March 31, 2011 represented 168% of nonperforming loans held for investment, excluding those loans with prior charge-offs.

TABLE 8. NONPERFORMING ASSETS
	2011	2010
	March	December	September	June	March
(dollars in thousands)	31	31	30	30	31
Loans accounted for on a nonaccrual basis:
Held for investment	$174,484	$140,519	$428,012	$451,405	$436,680
Held for sale	57,218	158,044	-	-	-
Restructured loans accruing	7,330	-	-	-	-
Total nonperforming loans	239,032	298,563	428,012	451,405	436,680
Foreclosed assets and surplus property	78,155	87,696	91,770	91,506	60,879
Total nonperforming assets	$317,187	$386,259	$519,782	$542,911	$497,559
Loans 90 days past due still accruing	$10,235	$14,283	$28,518	$10,539	$17,591
Ratios:
Nonperforming assets to loans (a)
plus foreclosed assets and surplus property	4.45%	5.16%	6.64%	6.73%	6.12%
Nonaccrual loans held for investment to loans (b)	2.49	1.94	5.53	5.66	5.41
Allowance for loan losses to nonperforming loans	117.81	154.32	52.16	50.93	51.27
Loans 90 days past due still accruing to loans	.15	.20	.37	.13	.22
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
Table 9 recaps activity in the allowance for loan losses and in the reserve for losses on unfunded credit commitments for the first quarter of 2011 and each quarter in 2010.
During the first quarter of 2011, Whitney recovered $5.8 million on a charge-off related to Hurricane Katrina taken in 2006.  Based on its current assessment of the impact of the BP oil spill on the Company’s loan customers in the first quarter of 2011, management reversed the $5.0 million allowance established in the second quarter of 2010 to cover estimated losses from this event.  The level of classified loans remained elevated at March 31, 2011, although the current portfolio of classified loans reflects more the normal stress on C&I and other credits associated with a slow recovery from a prolonged period of economic weakness rather than the impact of the severe real estate issues that persist in Florida and certain other areas of Whitney’s markets. As noted earlier, a large portion of the nonperforming loan portfolio was reclassified as held for sale with significant charge-offs during the fourth quarter of 2010.  These loans consisted primarily of the type of real estate-related credits from certain Whitney market areas that have been the main driver of the provision for loan losses over the past two years.  These actions, the Hurricane Katrina loss recovery, the reversal of the BP oil spill loss allowance and the current composition of classified loans are all reflected in management’s evaluation of the adequacy of the allowance for credit losses and decision to make no provision for credit losses in the first quarter of 2011.  The reclassification of nonperforming loans as held for sale in the fourth quarter of 2010 had an impact of approximately $112 million on the provision in that period reflecting the cost associated with aggressively dealing with problem credits through bulk sale transactions versus individual problem credit resolutions.
Net loan charge-offs in the first quarter of 2011 were $2.7 million, or .15% of average loans on an annualized basis, compared to $155.4 million, or 8.14% of average loans, in the fourth quarter of 2010 and $37.1 million, or 1.81% of average loans, in 2010’s first quarter.  Approximately half of the $16 million in gross charge-offs in the first quarter of 2011 were from Whitney’s Florida markets.  Approximately $90 million of the gross charge-offs in the fourth quarter of 2010 were related to loans included in the bulk sale, $49 million were charge-offs on additional loans reclassified as held for sale, and approximately $23 million were charge-offs on the remaining loan portfolio.

The allowance for loan losses represented 3.06% of total loans held for investment at March 31, 2011, compared to 3.00% at December 31, 2010 and 2.77% a year earlier.

TABLE 9. SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
	Three Months Ended
	March 31	December 31	September 30	June 30	March 31
(dollars in thousands)	2011	2010	2010	2010	2010
ALLOWANCE FOR LOAN LOSSES
Allowance at beginning of period	$216,843	$223,254	$229,884	$223,890	$223,671
Provision for credit losses	-	149,000	70,000	59,300	37,300
Loans charged off:
Commercial & industrial	(3,190)	(17,370)	(10,849)	(10,859)	(12,541)
Owner-user real estate	(1,202)	(22,003)	(6,489)	(2,187)	(595)
Total commercial & industrial	(4,392)	(39,373)	(17,338)	(13,046)	(13,136)
Construction, land & land development	(3,884)	(57,386)	(25,835)	(29,299)	(16,085)
Other commercial real estate	(3,110)	(45,793)	(23,825)	(8,870)	(5,133)
Total commercial real estate	(6,994)	(103,179)	(49,660)	(38,169)	(21,218)
Residential mortgage	(3,062)	(16,323)	(10,238)	(4,331)	(4,129)
Consumer	(1,659)	(2,591)	(2,826)	(2,402)	(1,504)
Total charge-offs	(16,107)	(161,466)	(80,062)	(57,948)	(39,987)
Recoveries on loans previously charged off:
Commercial & industrial	4,298	1,934	1,150	1,586	1,228
Owner-user real estate	10	564	875	816	24
Total commercial & industrial	4,308	2,498	2,025	2,402	1,252
Construction, land & land development	5,675	2,120	757	1,250	1,178
Other commercial real estate	2,776	290	27	445	8
Total commercial real estate	8,451	2,410	784	1,695	1,186
Residential mortgage	415	437	301	320	253
Consumer	276	710	322	225	215
Total recoveries	13,450	6,055	3,432	4,642	2,906
Net loans charged off	(2,657)	(155,411)	(76,630)	(53,306)	(37,081)
Allowance at end of period	$214,186	$216,843	$223,254	$229,884	$223,890
Ratios (a)
Allowance for loan losses to loans	3.06%	3.00%	2.89%	2.88%	2.77%
Net charge-offs to average loans	.15	8.14	3.89	2.65	1.81
Gross charge-offs to average loans	.90	8.46	4.06	2.88	1.95
Recoveries to gross charge-offs	83.50	3.75	4.29	8.01	7.27
RESERVE FOR LOSSES ON UNFUNDED CREDIT COMMITMENTS
Reserve at beginning of period	$1,600	$2,100	$2,100	$2,400	$2,200
Provision for credit losses	-	(500)	-	(300)	200
Reserve at end of period	$1,600	$1,600	$2,100	$2,100	$2,400
(a) Totals for end-of-period and average loans used in ratio calculations excluded loans held for sale.

INVESTMENT SECURITIES
Whitney’s investment securities portfolio balance of $2.69 billion at March 31, 2011 was up $76 million, or 3%, compared to December 31, 2010.  The increased investment in securities reflects management’s current projections for both loan demand and the level of liquidity in Whitney’s traditional customer funding base.  Securities with carrying values of $1.17 billion at March 31, 2011 were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.  Average investment securities in the current quarter were up $328 million, or 14%, from the fourth quarter of 2010.  The composition of the average portfolio of investment securities and effective yields are shown in Table 14 in the section on “Net Interest Income (TE)” in the later discussion of “Results of Operations.”
Mortgage-backed securities issued or guaranteed by U.S. government agencies continued to be the main component of the portfolio, comprising 88% of the total at March 31, 2011.  The duration of the overall investment portfolio was 3.3 years at March 31, 2011 and would extend to 4.6 years assuming an immediate 300 basis-point increase in market rates, according to the Company’s asset/liability management model.  Duration provides a measure of the sensitivity of the portfolio’s fair value to changes in interest rates.  At December 31, 2010, the portfolio’s estimated duration was 3.2 years.
Securities available for sale comprised 75% of the total investment portfolio at March 31, 2011.  Available-for-sale securities are carried at fair value, and the balance reported at March 31, 2011 reflected gross unrealized gains of $43.3 million and gross unrealized losses of $8.1 million.  The unrealized losses were related mainly to mortgage-backed securities and represented less than 2% of the total amortized cost of the underlying securities.  Note 3 to the consolidated financial statements located in Item 1 of this quarterly report on Form 10-Q provides information on the process followed by management to evaluate whether unrealized losses on securities, both those available for sale and those held to maturity, represent impairment that is other than temporary and that should be recognized with a charge to operations.  No value impairment was evaluated as other than temporary at March 31, 2011.
The Company does not normally maintain a trading portfolio, other than holding trading account securities for short periods while buying and selling securities for customers.  Such securities, if any, are included in other assets in the consolidated balance sheets.

DEPOSITS AND BORROWINGS

Deposits
Total deposits at March 31, 2011 decreased approximately $222 million, or 2%, from December 31, 2010.  Deposits at year-end included seasonal public funds and year-end deposits of certain commercial relationships.  Average total deposits for the first quarter of 2011 were up $122 million, or 1%, from the fourth quarter of 2010.  Table 10 shows the composition of deposits at March 31, 2011, and at the end of the previous four quarters.  Table 14 in the section entitled “Net Interest Income (TE)” in the later discussion of “Results of Operations” presents the composition of average deposits and borrowings and the effective rates on interest-bearing funding sources for the first quarter of 2011 and the fourth and first quarters of 2010.

TABLE 10. DEPOSIT COMPOSITION
	2011		2010
(dollars in millions)	March 31		December 31		September 30		June 30		March 31
Noninterest-bearing
demand deposits	$3,625	39%	$3,524	37%	$3,245	37%	$3,229	37%	$3,298	37%
Interest-bearing deposits:
NOW account deposits	1,163	13	1,310	14	1,172	13	1,098	12	1,161	13
Money market deposits	1,786	20	1,913	21	1,763	20	1,790	20	1,768	20
Savings deposits	920	10	903	10	868	10	857	10	869	10
Other time deposits	649	7	689	7	710	8	722	8	745	8
Time deposits
$100,000 and over	1,039	11	1,064	11	1,108	12	1,123	13	1,121	12
Total interest-bearing	5,557	61	5,879	63	5,621	63	5,590	63	5,664	63
Total	$9,182	100%	$9,403	100%	$8,866	100%	$8,819	100%	$8,962	100%

Noninterest-bearing demand deposits grew $101 million, or 3%, compared to year-end 2010 and were up 10% from March 31, 2010.  Demand deposits comprised 39% of total deposits at March 31, 2011 compared to 37% at December 31, 2010.
Time deposits at March 31, 2011 were down $65 million compared to year-end 2010 and $178 million, or 10%, compared to March 31, 2010.  The sustained period of low market interest rates has tended to reduce the attractiveness of time deposits compared to alternative deposit products and investments.  Customers held $227 million of funds in treasury-management time deposit products at March 31, 2011, up $38 million from the total held at December 31, 2010.  These products are used mainly by commercial customers with excess liquidity pending redeployment for corporate or investment purposes, and, while they provide a recurring source of funds, the amounts available over time can be volatile.  Competitively bid public fund time deposits totaled approximately $75 million at March 31, 2011, which was down $15 million from year-end 2010.  Treasury-management deposits and public fund deposits serve partly as an alternative to Whitney’s other short-term borrowings.

Short-Term Borrowings
The balance of short-term borrowings at March 31, 2011 was down 14%, or $75 million, from year-end 2010.  The main source of short-term borrowings continues to be the sale of securities under repurchase agreements to customers using Whitney’s treasury-management sweep product.  Borrowings from customers under securities repurchase agreements totaled $445 million at March 31, 2011, which was down $78 million from December 31, 2010.  Similar to Whitney’s treasury-management deposit products, this customer-based source of funds can be volatile.  Average borrowings under repurchase agreements totaled $506 million during the first quarter of 2011, and the maximum borrowed at any month end during the period was $558 million.  The Bank paid interest at a .13% rate on both average and period-end borrowings under repurchase agreements for the first quarter of 2011.  Other short-term borrowings, which have included purchased federal funds, short-term Federal Home Loan Bank (FHLB) advances and borrowing through the Federal Reserve’s Term Auction Facility, were relatively minor at both March 31, 2011 and December 31, 2010 and throughout the first quarter of 2011, reflecting mainly weak loan demand.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Shareholders’ equity totaled $1.54 billion at March 31, 2011, which represented an increase of $14.3 million from the end of 2010.  Net income of $17.2 million for the first quarter of 2011 was partially offset by common dividends declared of $1.0 million and preferred dividends of $3.8 million.

Regulatory Capital
Tables 11 and 12 present information on regulatory capital ratios for the Company and the Bank.  The Treasury’s investment in preferred stock and common stock warrants is included in Tier 1 capital for the Company.  The Tier 2 regulatory capital for both the Company and the Bank includes $150 million in subordinated notes payable issued by the Bank.
The improvement in all the regulatory capital ratios from December 31, 2010 reflected both the increases in Tier 1 and total regulatory capital and the reductions in both the risk-weighted and average assets used in the ratio calculations.  The increase in Tier 1 and total regulatory capital stemmed mainly from the net income retained in the first quarter of 2011 and a reduction in the amount of deferred tax assets disallowed for regulatory capital calculations.  The rules governing regulatory capital treatment of deferred tax assets differ from and are more limiting than the generally accepted accounting guidance applied in evaluating the need for a deferred tax asset valuation allowance.  No valuation allowance was required in the financial statements as of March 31, 2011 or December 31, 2010.  The section entitled “Income Taxes” in the later discussion of “Results of Operations” includes additional information on the Company’s process of evaluating the potential realization of deferred tax assets.  The decreases in risk-weighted and average assets reflected mainly the reduction in outstanding loans, including the impact of the bulk sale of problem loans held for sale in January 2011.

TABLE 11. REGULATORY CAPITAL AND CAPITAL RATIOS – COMPANY
	March 31	December 31
(dollars in thousands)	2011	2010
Tier 1 regulatory capital	$1,001,744	$972,105
Tier 2 regulatory capital	256,693	261,921
Total regulatory capital	$1,258,437	$1,234,026
Risk-weighted assets	$8,439,036	$8,860,473
Ratios:
Leverage (Tier 1 capital to average assets)	9.09%	8.69%
Tier 1 capital to risk-weighted assets	11.87	10.97
Total capital to risk-weighted assets	14.91	13.93

The minimum capital ratios are generally 4% leverage, 4% Tier 1 capital and 8% total capital.  Regulators may, however, set higher capital requirements for an individual institution when particular circumstances warrant.  Bank holding companies must also have at least a 6% Tier 1 capital ratio and a 10% total capital ratio to be considered well-capitalized for various regulatory purposes.  As of March 31, 2011, the Company had the requisite capital levels to qualify as well-capitalized by its regulators.

TABLE 12. REGULATORY CAPITAL AND CAPITAL RATIOS – BANK
	March 31	December 31
(dollars in thousands)	2011	2010
Tier 1 regulatory capital	$ 951,910	$ 916,956
Tier 2 regulatory capital	256,486	261,711
Total regulatory capital	$1,208,396	$1,178,667
Risk-weighted assets	$8,422,522	$8,843,656
Regulatory capital ratios:
Leverage (Tier 1 capital to average assets)	8.65%	8.21%
Tier 1 capital to risk-weighted assets	11.30	10.37
Total capital to risk-weighted assets	14.35	13.33

For a bank to qualify as well-capitalized under the current regulatory framework for prompt corrective supervisory action, its leverage, Tier 1 and total capital ratios must be at least 5%, 6% and 10%, respectively.  As a result of operating losses during the difficult operating environment in recent years, the Bank has committed to its primary regulator that it will maintain higher capital ratios with a leverage ratio of at least 8%, a Tier 1 regulatory capital ratio of at least 9%, and a total risk-based capital ratio of at least 12%.  As of March 31, 2011, the Bank exceeded the requisite capital levels to both satisfy these target minimums and to be eligible to be classified as well-capitalized by its regulators.

Dividends
The Company declared a nominal quarterly dividend of $.01 per share to common shareholders for the first quarter of 2011 and throughout 2010.  The Company must currently obtain regulatory approval before increasing the common dividend rate above this level and must provide prior notice to its primary regulator in advance of declaring dividends on either its common or preferred stock.  Regulatory policy statements provide that generally bank holding companies should only pay dividends out of current operating earnings and that the level of dividends, if any, must be consistent with current and expected capital requirements.  Preferred dividends totaled $3.8 million for the first quarter of 2011.
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
Liquidity management on the asset side primarily addresses the composition and maturity structure of the loan portfolio and the portfolio of investment securities and their impact on the Company’s ability to generate cash flows from scheduled payments, contractual maturities and prepayments, through use as collateral for borrowings, and through possible sale or securitization.  At March 31, 2011, securities available for sale with a carrying value of $1.02 billion, out of a total available for sale portfolio of $2.01 billion, were sold under repurchase agreements, pledged to secure public deposits or pledged for other purposes.
On the liability side, liquidity management focuses on growing the base of core deposits at competitive rates, including the use of treasury-management products for commercial customers, while at the same time ensuring access to economical wholesale funding sources.  The section above entitled “Deposits and Borrowings” discusses changes in these liability funding sources in the first quarter of 2011.
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
Wholesale funding currently available to the Bank includes FHLB advances, federal funds purchased from correspondents and borrowings through the Federal Reserve Discount Window.  The Bank’s unused borrowing capacity from the FHLB at March 31, 2011 totaled approximately $1.6 billion and is secured by a blanket lien on loans secured by real estate.  The Bank’s unused borrowing capacity from the Federal Reserve Discount Window totaled approximately $.9 billion at March 31, 2011, based on the collateral pledged.  In addition, both the Company and the Bank have access to external funding sources in the financial markets.
Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows located in Item 1 of this quarterly report on Form 10-Q present operating cash flows and summarize all significant sources and uses of funds for the first quarters of 2011 and 2010.
 At March 31, 2011, the Company had approximately $48 million in cash and demand notes from the Bank available to provide liquidity for future dividend payments to its common and preferred shareholders and for other corporate purposes, including making additional capital contributions to the Bank.  The Company made a $165 million capital contribution to the Bank during 2010 in response to operating losses in recent years.  Whitney reduced its quarterly common dividend to $.01 per share throughout 2009 and 2010 and into 2011.  The Company must currently obtain regulatory approval before increasing the common dividend above this rate and must provide prior notice to its primary regulator in advance of declaring dividends on either its common or preferred stock.
Dividends received from the Bank have been the primary source of funds available to the Company for the declaration and payment of dividends to Whitney’s shareholders, both common and preferred.  There are various regulatory and statutory provisions that limit the amount of dividends that the Bank can distribute to the Company.  Because of recent losses in 2010 and 2009, the Bank currently has no capacity to declare dividends to the Company without prior regulatory approval.

Contractual Obligations
Payments due from the Company and the Bank under specified long-term and certain other binding contractual obligations, other than obligations under deposit contracts and short-term borrowings, were scheduled in Whitney’s annual report on Form 10-K for the year ended December 31, 2010.  The most significant obligations included long-term debt service, operating leases for banking facilities and various multi-year contracts for outsourced services and software licenses.  There have been no material changes in contractual obligations from year-end 2010 through the end of first quarter of 2011.

OFF-BALANCE-SHEET ARRANGEMENTS
As a normal part of its business, the Company enters into arrangements that create financial obligations that are not recognized, wholly or in part, in the consolidated financial statements.  The most significant off-balance sheet obligations are the Bank’s commitments under traditional credit-related financial instruments.  Table 13 schedules these commitments as of March 31, 2011 by the periods in which they expire.  Commitments under credit card and personal credit lines generally have no stated maturity.

TABLE 13. CREDIT-RELATED COMMITMENTS
	Commitments expiring by period from March 31, 2011
		Less than	1 - 3	3 - 5	More than
(in thousands)	Total	1 year	years	years	5 years
Loan commitments – revolving	$2,296,687	$1,598,382	$497,492	$200,750	$63
Loan commitments – nonrevolving	248,472	127,002	116,140	5,330	-
Credit card and personal credit lines	608,800	608,800	-	-	-
Standby and other letters of credit	321,172	161,622	111,184	48,366	-
Total	$3,475,131	$2,495,806	$724,816	$254,446	$63

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
Interest rate sensitivity is the potential impact of changing rate environments on both net interest income and cash flows.  The Company measures its interest rate sensitivity over the near term primarily by running net interest income simulations.  The sensitivity is measured against the results of a base simulation run that uses forecasts of earning assets and funding sources as of the measurement date and that assumes a stable rate environment and structure.  Based on the simulation run at March 31, 2011, annual net interest income (TE) would be expected to increase approximately $4.3 million, or 1%, if interest rates instantaneously increased from current rates by 100 basis points.  A comparable simulation run as of December 31, 2010 produced results that indicated an increase in net interest income (TE) of $1.0 million, or less than 1%, from a 100 basis point rate increase.  The change in the simulation results reflected mainly a shift in the composition of forcasted funding sources.  Although Whitney has historically tended to be moderately asset sensitive over the near term, the more recent simulations indicate a neutral to somewhat liability-sensitive position in a rising market rate scenario.  This change reflects to a large extent the increased use of rate floors on variable-rate loans and the extent to which these floors exceed the indexed rates in the current low rate environment.  Additional information on variable-rate loans and loans with rate floors is included in the section entitled “Net Interest Income (TE)” in the later discussion of “Results of Operations.”  The simulation assuming a 100 basis point decrease from current rates was suspended at both March 31, 2011 and December 31, 2010 in light of the historically low rate environment.
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

RESULTS OF OPERATIONS

NET INTEREST INCOME (TE)
Whitney’s net interest income (TE) for the first quarter of 2011 decreased 4%, or $4.3 million, from the fourth quarter of 2010, with the fewer days in the current period accounting for approximately $1.6 million of the decrease, other factors held constant.  Average earning assets decreased 2% linked-quarter, while the net interest margin (TE) was basically stable, declining only 1 basis point to 3.98% in the first quarter of 2011.  Net interest income (TE) for the first quarter of 2011 was down 6%, or $6.7 million, compared to the first quarter of 2010.  Average earning assets were also down 2% between these periods, and the net interest margin (TE) in the first quarter of 2011 was down 17 basis points from the year-earlier period.  Tables 14 and 15 provide details on the components of the Company’s net interest income (TE) and net interest margin (TE).
The overall yield on earning assets decreased 9 basis points from the fourth quarter of 2010 and was down 34 basis points from the first quarter of 2010.  The reduced level of loans in the earning asset mix and the lower yields available on the reinvestment of repayments and maturities from the securities portfolio were the main factors behind this decrease.  Loan yields (TE) in the first quarter of 2011 were down 8 basis points from 2010’s fourth quarter and 7 basis points from the year-earlier period.  The rates on approximately 56%, or $3.9 billion, of the loan portfolio at March 31, 2011 vary based on either LIBOR (29%) or prime rate (27%) benchmarks.  The percentages are generally consistent with those at year-end 2010 and at March 31, 2010.  The Bank’s increased use of rate floors on its loan products has partially muted the impact of the overall lower rate environment on loan yields.  At March 31, 2011, approximately 65% of the outstanding balance of Whitney’s LIBOR/prime-based loans was subject to rate floors compared to 62% a year earlier.  The yield (TE) on the largely fixed-rate investment portfolio in the first quarter of 2011 declined 10 basis points from the fourth quarter of 2010 and 72 basis points from the year-earlier period.
The inflated level of nonaccrual loans has also reduced net interest income and lowered the effective asset yield and net interest margin in recent periods.  Nonaccrual loans reduced Whitney’s net interest margin by approximately 12 basis points for the first quarter of 2011 compared to approximately 20 basis points for both the fourth and first quarters of 2010.
The cost of funds for the first quarter of 2011 decreased 8 basis points from the fourth quarter of 2010 and 17 basis points from the first quarter of 2010.  These declines reflected mainly the impact of the sustained low rate environment on deposit rates.  The overall cost of interest-bearing deposits was down 15 basis points between the fourth quarter of 2010 and the first quarter of 2011 and 32 basis points year over year.  Short-term borrowing costs decreased only 2 and 4 basis points, respectively, over these same periods.  Noninterest-bearing demand deposits funded a favorable 34% of average earning assets in the first quarter of 2011, up from both the fourth and first quarters of 2010, although the benefit to the net interest margin was somewhat muted by the low rate environment.  The percentage of funding from all noninterest-bearing sources was 37% in the first quarter of 2011, up slightly from both the fourth and first quarters of 2010.

TABLE 14. SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME(TE)(a), YIELDS AND RATES

(dollars in thousands)	First Quarter 2011			Fourth Quarter 2010			First Quarter 2010
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
EARNING ASSETS
Loans (TE)(b) (c)	$7,227,025	$86,674	4.86%	$7,689,410	$95,609	4.94%	$8,230,993	$100,178	4.93%
Mortgage-backed securities	2,353,755	19,971	3.39	2,056,548	17,712	3.44	1,677,908	17,083	4.07
U.S. agency securities	18,366	86	1.87	30,255	204	2.70	102,074	1,121	4.39
Obligations of states and political
subdivisions (TE)	150,054	2,195	5.85	157,341	2,385	6.06	176,010	2,592	5.89
Other securities	150,522	1,402	3.73	100,168	1,007	4.02	52,103	613	4.71
Total investment securities	2,672,697	23,654	3.54	2,344,312	21,308	3.64	2,008,095	21,409	4.26
Federal funds sold and
short-term investments	337,452	233	.28	447,555	302	.27	243,123	179	.30
Total earning assets	10,237,174	$110,561	4.36%	10,481,277	$117,219	4.45%	10,482,211	$121,766	4.70%
NONEARNING ASSETS
Other assets	1,568,352			1,522,303			1,410,946
Allowance for loan losses	(220,086)			(228,721)			(236,380)
Total assets	$11,585,440			$11,774,859			$11,656,777

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
NOW account deposits	$1,208,317	$647	.22%	$1,163,000	$803	.27%	$1,247,118	$1,120	.36%
Money market deposits	1,823,639	1,608	.36	1,834,234	2,728	.59	1,794,820	3,613	.82
Savings deposits	916,749	193	.09	887,331	268	.12	849,006	309	.15
Other time deposits	673,057	1,726	1.04	703,277	2,092	1.18	781,806	2,680	1.39
Time deposits $100,000 and over	1,059,236	2,585	0.99	1,135,636	3,180	1.11	1,093,159	3,698	1.37
Total interest-bearing deposits	5,680,998	6,759	.48	5,723,478	9,071	.63	5,765,909	11,420	.80
Short-term borrowings	531,037	173	.13	732,669	273	.15	644,838	276	.17
Long-term debt	219,596	2,761	5.03	218,499	2,709	4.96	199,711	2,486	4.98
Total interest-bearing liabilities	6,431,631	$9,693	.61%	6,674,646	$12,053	.72%	6,610,458	$14,182	.87%
NONINTEREST-BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
Demand deposits	3,519,240			3,354,893			3,260,794
Other liabilities	104,738			95,491			100,988
Shareholders' equity	1,529,831			1,649,829			1,684,537
Total liabilities and
shareholders' equity	$11,585,440			$11,774,859			$11,656,777

Net interest income and margin (TE)		$100,868	3.98%		$105,166	3.99%		$107,584	4.15%
Net earning assets and spread	$3,805,543		3.75%	$3,806,631		3.73%	$3,871,753		3.83%
Interest cost of funding earning assets			.38%			.46%			.55%

(a) Tax-equivalent (TE) amounts are calculated using a marginal federal income tax rate of 35%.
(b) Includes loans held for sale.
(c) Average balance includes nonaccruing loans of $234,731, $409,931 and $418,742, respectively, in the first quarter of 2011 and fourth and first quarters of 2010.

TABLE 15. SUMMARY OF CHANGES IN NET INTEREST INCOME(TE)(a) (b)
	First Quarter 2011 Compared to:
	Fourth Quarter 2010			First Quarter 2010
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
(dollars in thousands)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
INTEREST INCOME (TE)
Loans (TE)	$(7,081)	$(1,854)	$(8,935)	$(12,046)	$(1,458)	$(13,504)
Mortgage-backed securities	2,519	(260)	2,259	6,059	(3,171)	2,888
U.S. agency securities	(66)	(52)	(118)	(609)	(426)	(1,035)
Obligations of states and political
subdivisions (TE)	(108)	(82)	(190)	(380)	(17)	(397)
Other securities	472	(77)	395	940	(151)	789
Total investment securities	2,817	(471)	2,346	6,010	(3,765)	2,245
Federal funds sold and
short-term investments	(81)	12	(69)	66	(12)	54
Total interest income (TE)	(4,345)	(2,313)	(6,658)	(5,970)	(5,235)	(11,205)

INTEREST EXPENSE
NOW account deposits	27	(183)	(156)	(34)	(439)	(473)
Money market deposits	(16)	(1,104)	(1,120)	58	(2,063)	(2,005)
Savings deposits	8	(83)	(75)	23	(139)	(116)
Other time deposits	(97)	(269)	(366)	(339)	(615)	(954)
Time deposits $100,000 and over	(227)	(368)	(595)	(112)	(1,001)	(1,113)
Total interest-bearing deposits	(305)	(2,007)	(2,312)	(404)	(4,257)	(4,661)
Short-term borrowings	(72)	(28)	(100)	(44)	(59)	(103)
Long-term debt	14	38	52	250	25	275
Total interest expense	(363)	(1,997)	(2,360)	(198)	(4,291)	(4,489)
Change in net interest income (TE)	$(3,982)	$(316)	$(4,298)	$(5,772)	$(944)	$(6,716)

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

PROVISION FOR CREDIT LOSSES
During the first quarter of 2011, Whitney recovered $5.8 million on a charge-off related to Hurricane Katrina taken in 2006.  Based on its current assessment of the impact of the BP oil spill on the Company’s loan customers in the first quarter of 2011, management reversed the $5.0 million allowance established in the second quarter of 2010 to cover estimated losses from this event.  The level of classified loans remained elevated at March 31, 2011, although the current portfolio of classified loans reflects more the normal stress on C&I and other credits associated with a slow recovery from a prolonged period of economic weakness rather than the impact of the severe real estate issues that persist in Florida and certain other areas of Whitney’s markets. As noted earlier, a large portion of the nonperforming loan portfolio was reclassified as held for sale with significant charge-offs during the fourth quarter of 2010.  These loans consisted primarily of the type of real estate-related credits from certain Whitney market areas that have been the main driver of the provision for loan losses over the past two years.  These actions, the Hurricane Katrina loss recovery, the reversal of the BP oil spill loss allowance and the current composition of classified loans are all reflected in management’s evaluation of the adequacy of the allowance for credit losses and decision to make no provision for credit losses in the first quarter of 2011.  The provision for credit losses totaled $148.5 million in the fourth quarter of 2010 and $37.5 million in the year-earlier period.  The reclassification of nonperforming loans as held for sale in the fourth quarter of 2010 had an impact of approximately $112 million on the provision in that period reflecting the cost associated with aggressively dealing with problem credits through bulk sale transactions versus individual problem credit resolutions.
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

NONINTEREST INCOME
Noninterest income increased $2.2 million, or 8%, from the first quarter of 2010 to a total of $30.4 million in 2011’s first quarter.
Deposit service charge income in the first quarter of 2011 was down 6%, or $.5 million in total, from the first quarter of 2010.  Service charges include periodic account maintenance fees for both business and personal customers, charges for specific transactions or services such as processing return items or wire transfers, and other revenue associated with deposit accounts such as commissions on check sales.

Charges earned on specific transactions and services decreased approximately $1.0 million, or 24%, compared to the first quarter of 2010.  The main component of this income category is fees earned on items returned for insufficient funds and for overdrafts, and the overall decrease was mainly the result of the new consumer protection regulations implemented during the third quarter of 2010.  The Company continues to monitor other regulatory proposals and legislative initiatives, including the provisions of the Dodd-Frank Act discussed earlier, that would impose limits on certain deposit and other transaction fees and potentially reduce the Bank’s fee income.
Commercial account service charges increased $.6 million, or 21%, compared to the first quarter of 2010.  Approximately $.3 million of the increase came from fees earned in processing claims disbursements associated with damages caused by the BP oil spill in the Gulf of Mexico.
Bank card fees in the first quarter of 2011 were up $.9 million, or 15%, compared to the first quarter of 2010, driven primarily by higher transaction volume that was supported in part by recent marketing campaigns.  This income category includes fees from activity on Bank-issued debit and credit cards as well as from merchant processing services.  Under authority granted to it by the Dodd-Frank Act, the Federal Reserve proposed a new regulation in late 2010 regarding interchange fees charged for electronic debit transactions by card issuers.  This regulation would establish standards for determining whether such interchange fees are reasonable and proportional to the transaction costs incurred by the issuer.  The two alternative standards proposed both would result in a substantial reduction in the fee income earned on debit transactions by issuers such as Whitney.  If made final, the new standards are scheduled to become effective on July 21, 2011.
The categories comprising other noninterest income increased a combined $1.7 million compared to the first quarter of 2010.  There were positive contributions from most recurring revenue sources.  Investment services income grew 12% reflecting the efforts of new investment advisors added to the Whitney team as well as renewed investor confidence in the financial markets.  Credit-related fees increased 11% mainly from improved pricing on credit facilities for commercial customers.  Net gains and other revenue from grandfathered foreclosed assets totaled $1.9 million in the first quarter of 2011 compared to $.9 million in the first quarter of 2010.
Noninterest income for the first quarter of 2011 declined $1.4 million, or 4%, from the fourth quarter of 2010.  Certain recurring sources of income showed seasonal declines in the first quarter of 2011.  Secondary mortgage market income was down $1.4 million on lower production levels related in part to less refinancing activity compared to the prior period. As noted earlier, the first quarter of 2011 included $1.9 million of gains on sales of grandfathered assets and other revenue from these assets.  The fourth quarter of 2010 included a $.6 million distribution from an investment in a local small business investment company and $.3 million from grandfathered assets.

NONINTEREST EXPENSE
Noninterest expense decreased $1.6 million, or 1%, to a total of $108 million in the first quarter of 2011 compared to the same period in 2010.  The Company recognized $1.2 million of expenses in the first quarter of 2011 associated with the recently announced merger agreement with Hancock. Noninterest expense for the first quarter of 2010 included $4.5 million for estimated losses on repurchase obligations associated with certain mortgage loans that had been originated and sold by an acquired entity before the acquisition date.

Personnel expense increased 3%, or $1.3 million, in total between these periods.  Employee compensation was up 5%, or $1.9 million, reflecting in part a modest level of normal salary adjustments in this difficult operating environment and a generally stable full-time equivalent staff level.  The cost of employee benefits was down 5%, or $.6 million, mainly on a lower cost of retirement benefits.
Equipment and data processing expense increased 13%, or $.8 million, compared to the first quarter of 2010.  This increase related mainly to Whitney’s major technology upgrade project which has been placed on hold pending completion of integration studies in connection with the proposed merger with Hancock.
Legal and professional service fees, excluding those associated with problem loan collections, increased $2.3 million compared to the first quarter of 2010.  Costs associated with regulatory matters totaled approximately $2.5 million for the first quarter of 2011 and were the main factor behind this increase.
Total noninterest expense for the first quarter of 2011 decreased $22.1 million from the fourth quarter of 2010.  Expenses associated with the pending merger with Hancock totaled $1.2 million in the current period and $4.1 million in the fourth quarter of 2010.  Loan collection costs, together with foreclosed asset management expenses, provisions for valuation losses on foreclosed assets and legal fees associated with problem credits totaled $8.8 million in the first quarter of 2011, down $11.7 million from the fourth quarter of 2010.  As noted previously, problem loan resolution expenses were expected to be lower as the Company disposed of the loans held for sale.  Legal and professional fees, excluding those associated with problem credits, declined $1.7 million from the fourth quarter of 2010, related mainly to the technology upgrade project which has been suspended in anticipation of the merger with Hancock.  Other noninterest expense decreased $4.4 million compared to the fourth quarter of 2010, including a reduction of approximately $1.0 million in training expenses related to the technology upgrade project.

INCOME TAXES
Whitney provided for income tax expense at an effective rate of 22.7% for the first quarter of 2011.  For the first quarter of 2010, the Company provided an income tax benefit on the pre-tax loss in that period at an effective rate of 49.1%.  Whitney’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt interest income and the availability of tax credits.  Interest income from the financing of state and local governments and earnings from the bank-owned life insurance program are the major components of tax-exempt income.  The main source of tax credits has been investments in affordable housing projects and in projects that primarily benefit low-income communities or help the recovery and redevelopment of communities in the Gulf Opportunity Zone.  Tax-exempt income and tax credits tend to increase the effective tax benefit rate from the statutory rate in loss periods and to reduce the effective tax expense rate in profitable periods.  The impact on the effective rate becomes more pronounced as the pre-tax income or loss becomes smaller, leading to lower expense rates and higher tax benefit rates.
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

As of March 31, 2011, Whitney had $144 million in net deferred tax assets.  Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized.  Management’s evaluation is discussed in Note 17 to the consolidated financial statements in Item 1 of this quarterly report on Form 10-Q.  Although Whitney generated taxable income in the first quarter of 2011, if it is unable to demonstrate that it can generate sufficient taxable income in the near future, then the Company may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and may be required to recognize a valuation allowance against its deferred tax assets with a corresponding increase to income tax expense.

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

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

On January 7, 2011, a purported shareholder of Whitney filed a lawsuit in the Civil District Court for the Parish of Orleans of the State of Louisiana captioned De LaPouyade v. Whitney Holding Corporation, et al., No. 11-189, naming Whitney and members of Whitney’s board of directors as defendants.  This lawsuit is purportedly brought on behalf of a putative class of Whitney’s common shareholders and seeks a declaration that it is properly maintainable as a class action.  The lawsuit alleges that Whitney’s directors breached their fiduciary duties and/or violated Louisiana state law and that Whitney aided and abetted those alleged breaches of fiduciary duty by, among other things, (a) agreeing to consideration that undervalues Whitney, (b) agreeing to deal protection devices that preclude a fair sales process, (c) engaging in self-dealing, and (d) failing to protect against conflicts of interest. Among other relief, the plaintiff seeks to enjoin the merger. The parties have reached a settlement in principle.
On February 17, 2011, a complaint in intervention was filed by the Louisiana Municipal Police Employees Retirement System (“MPERS”) in the De LaPouyade case.  The MPERS complaint is substantially identical to and seeks to join in the De LaPouyade complaint. The parties have reached a settlement in principle.
On February 7, 2011, another putative shareholder class action lawsuit, Realistic Partners v. Whitney Holding Corporation, et al., Case No. 2:11-cv-00256, was filed in the United States District Court for the Eastern District of Louisiana against Whitney, members of Whitney’s board of directors, and Hancock asserting violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty under Louisiana state law, and aiding and abetting breach of fiduciary duty by, among other things, (a) making material misstatements or omissions in the proxy statement, (b) agreeing to consideration that undervalues Whitney, (c) agreeing to deal protection devices that preclude a fair sales process, (d) engaging in self-dealing, and (e) failing to protect against conflicts of interest. Among other relief, the plaintiff seeks to enjoin the merger.  On February 24, 2011, the plaintiff moved for class certification.  The parties have reached a settlement in principle.
On April 11, 2011, another putative shareholder class action lawsuit, Jane Doe v. Whitney Holding Corporation, et al., Case No. 2:11-cv-00794-ILRL-JCW, was filed in the United States District Court for the Eastern District of Louisiana against Whitney, members of Whitney’s board of directors, and the defendants’ insurance carrier asserting breach of fiduciary duty under Louisiana state law by, among other things, (a) agreeing to consideration that undervalues Whitney, (b) agreeing to deal protection devices that preclude a fair sales process, (c) engaging in self-dealing, and (d) failing to protect against conflicts of interest.  Among other relief, the plaintiff seeks to enjoin the merger.  On April 20, 2011, this case was consolidated with the Realistic Partners case.  The parties have reached a settlement in principle.

Item 1A.  RISK FACTORS

The following risk factors contain information concerning factors that could materially affect our business, financial condition or future results.  The risk factors that are described below and that are discussed in Item 1A to Part 1 of Whitney’s annual report on Form 10-K for the year ended December 31, 2010 should be considered carefully in evaluating the Company’s overall risk profile.  Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse affect on Whitney’s business, financial condition or results of operations.

The recent flooding crest of the Mississippi River and its tributaries, which is moving southward during May 2011, could negatively affect the local economies, businesses and property values in certain of our markets, which could have an adverse effect on our business or results of operations.

Damage from flooding in Louisiana, including flooding of the Atchafalaya River which flows west of, and parallel to, the Mississippi River, could negatively impact our customers and the general economy of part of Whitney’s market area.  We cannot predict the ultimate long-term impact of the expected flooding on our current customers and the economies in our market areas, but this flooding could result in a decline in loan originations, a decline in the value of properties securing our loans and an increase in loan delinquencies, foreclosures or loan losses, which could negatively affect our financial condition and results of operations.  Mitigating these impacts will be the likely impact of insurance proceeds and federal disaster assistance received by customers and their communities.

Whitney's business is highly regulated.  Our compliance with existing and proposed banking legislation and regulation, including our compliance with regulatory and supervisory actions, could adversly limit or restrict our activities and adversly affect our business, operating flexibility and financial condition.

As a result of the current difficult operating environment and the Company’s recent operating losses, the Bank’s primary regulator in 2009 required the Bank to implement plans to (i) maintain regulatory capital at a level sufficient to meet specific minimum regulatory capital ratios set by the regulator; (ii) make several improvements to the Bank’s oversight of its lending operations; and (iii) assess the adequacy of the Bank’s allowance for loan and lease losses and improve related policies and procedures.  The Bank’s specified minimum regulatory capital ratios are a leverage ratio of 8%, a Tier 1 Capital ratio of 9%, and a Total Capital ratio of 12%.  As of March 31, 2011, the Bank’s regulatory ratios exceeded all three of these minimum ratios with an 8.65% leverage ratio, a 11.30% Tier 1 Capital ratio, and a 14.35% Total Capital ratio.  In addition to meeting these capital requirements, we believe that the Bank has made progress in meeting its other commitments, including (i) the adoption of amendments to various credit policies to provide for (a) the development of a written action plan for criticized assets of $1 million or greater and (b) the timely and accurate risk ratings of loans and timely placement of loans on nonaccrual; (ii) the establishment of training programs for lending officers to ensure completion of written action plans for criticized assets and accurate risk ratings of loans and the proper financial analysis of borrowers and guarantors; and (iii) completion of an assessment of and enhancement to the methodology for determining its allowance for loan losses.
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
On February 19, 2010, Whitney announced that the Bank consented and agreed to the issuance of an order by the OCC addressing certain compliance matters relating to BSA and anti-money laundering items.  The Order requires the Bank, among other things: (i) to establish a compliance committee to monitor and coordinate compliance with the Order within 30 days and to provide a written report to the OCC; (ii) to engage a consultant to assist the Board of Directors in reviewing the Bank’s BSA compliance personnel within 90 days; (iii) to develop, implement and ensure adherence to a comprehensive written program of policies and procedures that provide for BSA compliance within 150 days; (iv) to develop and implement a written, institution-wide and on-going BSA risk assessment to accurately identify risks within 150 days; and (v) for the consultant engaged by the Board of Directors to conduct a review of account and transaction activity during the calendar year 2008 for accounts that typically pose a greater than normal BSA risk.  The written plan for this review was to be submitted within 90 days of the Order, and the review was to be concluded within 120 days of obtaining no supervisory objections to the written plan from the Assistant Deputy Comptroller of the OCC.  Our consultant submitted its report of the 2008 review to the OCC on February 28, 2011.  We believe that our consultant’s review and report satisfied the requirements of the Order as it pertained to the 2008 review, although the review revealed certain instances where Whitney should have filed Suspicious Activity Reports in 2008 (Whitney has now made the appropriate filings).
Any material failure to comply with the provisions of the Order or other OCC communications could result in further enforcement actions by the OCC.  Although the Bank completed the first four items listed above within the timeframes outlined in the Order, a significant component of an effective BSA/AML program is a fully automated suspicious activity account monitoring system.  Given the size and complexity of the Bank, coupled with the high volumes of wire transfer activity, the Bank’s current BSA/AML transaction monitoring software system will require significant enhancements and may warrant the Bank converting to a more robust and sophisticated BSA/AML transaction monitoring software system.  Management has engaged experienced independent consultants to review the potential for successful upgrades to our current software system and to assist in the selection of a more appropriate system, if warranted.  Whitney will need a fully functioning automated BSA transaction monitoring software application to satisfy our regulator prior to termination of the Order.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No repurchase plans were in effect during the first quarter of 2011.  Under the CPP, prior to the earlier of (i) December 19, 2011 or (ii) the date on which the Series A Preferred Stock is redeemed in whole or the U.S. Treasury has transferred all of the Series A Preferred Stock to unaffiliated third parties, the consent of the U.S. Treasury is required to repurchase any shares of common stock, except in connection with benefit plans in the ordinary course of business and certain other limited exceptions.
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

WHITNEY HOLDING CORPORATION
                                       (Registrant)

By:            /s/ Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Senior Executive Vice President and
Chief Financial Officer
(in his capacities as a duly authorized
officer of the registrant and as
principal accounting officer)

May 10, 2011
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